Form 10-K
period 1993-12-31
OAK INDUSTRIES INC
filed 1994-03-01
CIK 73568

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                              ------------------
                                  FORM 10-K
                              ------------------
/x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee Required]

    For the fiscal year ended December 31, 1993

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

     For the transition period from _________ to _________

                         COMMISSION FILE NO. 1-4474
                             ------------------
                             OAK INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                             36-1569000
      (State or other jurisdiction                  (IRS Employer
    of incorporation or organization)           Identification Number)

      BAY COLONY CORPORATE CENTER
          1000 WINTER STREET
        WALTHAM, MASSACHUSETTS                          02154
 (Address of principal executive offices)             (Zip Code)

                               (617) 890-0400
             (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                               NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                      WHICH REGISTERED
             Common Stock                      New York Stock Exchange
            Par Value $.01                     Pacific Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes X     No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of Registrant's Common Stock held by persons who are not affiliates of Registrant was $326,852,288 on January 31, 1994.

     The Registrant had 17,202,752 shares of Common Stock, $0.01 par value, issued and outstanding on January 31, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the documents of the Registrant listed below have been incorporated by reference into the indicated parts of the Annual Report on Form 10-K:

       Proxy Statement to be filed no later
       than April 3, 1994........................Part III, Items 10-13

=============================================================================

                                    PART I

ITEM 1. BUSINESS
                     (A) GENERAL DEVELOPMENT OF BUSINESS

     Oak Industries Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1960. The predecessor of the Company was incorporated in 1932 under the laws of the State of Illinois. The present corporate name was adopted in 1972. The Company's executive offices are located at Bay Colony Corporate Center, 1000 Winter Street, Waltham, Massachusetts 02154, and its telephone number is (617) 890-0400.

     The Company manufactures and sells communications components, including cable television ("CATV") specialty connectors and frequency control devices, and control components, including electronic and mechanical controls and switches for consumer appliances and testing and industrial equipment. In addition, Oak manufactures and sells railway maintenance-of-way equipment and emergency lighting systems.

     Oak Industries Inc. grew rapidly in the early 1980's due primarily to its cable television equipment, subscription television and other media related businesses. From 1982 to 1985, the Company sustained severe losses in this segment as a result of failed product introductions and the collapse of the subscription television industry. Seeking to arrest this decline, the Company initiated a series of actions, including the sale of unprofitable or underutilized assets, cost cutting programs designed to reduce corporate and divisional overhead costs and the substantial reduction of public debt from $230 million in 1986 to zero as of December 31, 1992. A significant amount of this public debt was reduced through a series of debt exchanges, the largest of which involved the 1986 sale of the Company's materials segment to Allied-Signal Inc. for approximately $152 million in cash. These proceeds, combined with the issuance of common stock, were used to retire approximately $197 million of such debt. As a result of these actions, stockholders' equity rose from negative $64.2 million at December 31, 1985 to positive $89.0 million at December 31, 1988.

     Despite these efforts, the Company continued to incur losses from continuing operations exclusive of non-recurring items and, in June 1989, a proxy contest resulted in the election of a new slate of directors. In late 1989 and early 1990, a new management team with extensive experience in industrial operations and acquisitions was installed. The charter of this new management team was and is to: 1) dispose of unprofitable businesses with low potential; 2) improve the profitability of the remaining operations; and 3) pursue a well planned, focused and consistent acquisition strategy. It is the intention of the Board of Directors that the Company will serve as a holding company managing a portfolio of companies which will include both existing operations and other businesses serving markets with good growth and income potential.

     During 1990 the Company completed the sales of two of its operating businesses: Oak Communications Inc. and Diamond H Controls Ltd. Oak Communications Inc. designed and manufactured equipment for the cable television market. Diamond H Controls is a Norwich, England based manufacturer of electric range components for the British and European appliance markets. This subsidiary was sold due to the lack of strategic fit with other Oak subsidiaries and to redeploy the cash proceeds generated by the transaction into domestic operations with greater growth and earnings potential. Shortly following the disposition of the assets of Oak Communications Inc. based in Rancho Bernardo, California, the Company relocated its corporate headquarters from Rancho Bernardo to Waltham, Massachusetts to be closer to its operating units and to reduce travel costs.

     On January 4, 1991, the Company acquired the assets of Standard Grigsby, Inc. ("SGI"), a subsidiary of Flint Industries, Inc., including the stock of SGI de Mexico, S.A. de C.V., for approximately $7.5 million in cash and the assumption of certain liabilities. SGI manufactured switch products complementary to those of Oak Switch Systems Inc. During 1991, Company management combined the businesses of SGI and Oak Switch Systems, forming OakGrigsby Inc., in order to improve the profitability of each entity.

     On September 10, 1992, the Company acquired the common stock of H.E.S. International, Inc. ("H.E.S.") , a manufacturer of hermetically-sealed packages used by manufacturers of quartz crystals, for approximately $2.8 million in net cash and a $0.3 million note payable through September 1995. H.E.S. manufactured products complementary to those of the Houston Electronics division ("Houston") of Oak Crystal Inc. During 1992, Company management combined the operations of Houston into those of H.E.S. in order to improve the profitability of the combined entity.

     On December 23, 1992, the Company, along with Bain Capital, through an acquisition company, Connector Holding Company ("Connector"), acquired 85 percent of the outstanding stock of Gilbert Engineering Co., Inc. ("Gilbert"), a Glendale, Arizona manufacturer and supplier of specialty connectors to the cable television and high-end microwave markets. Management of Gilbert retained ownership of the remaining 15 percent of Gilbert. The Company has the right of first refusal should Gilbert management wish to sell their shares in Gilbert. If the Company refuses the offer, Gilbert management may, after a specified period of time and at its option, exchange its shares of Gilbert for the Company's common stock. The Company owns 80 percent of Connector, with Bain Capital owning the other 20 percent. Bain may at any time after December 22, 1995 require Oak to buy and Oak may at any time after December 22, 1996 require Bain to sell its outstanding shares in Connector at a price determined according to the terms of the stockholders agreement entered into by Oak and Bain at the time of the acquisition. The aggregate purchase price was approximately $106.9 million, including refinancing of existing debt of Gilbert and transaction expenses. Gilbert is required to make mandatory debt payments equal to 90% of annual cash flows from operations less capital expenditures and other expenditures as specified in the credit agreement relating to the financing of the acquisition.

     On January 12, 1993, the Company acquired the assets of the hybrid oscillator business of Spectrum Technology Inc. ("Spectrum"), a subsidiary of Datum Inc., for approximately $1.6 million in cash including consolidation costs. Spectrum manufactured products complementary to those of McCoy/Ovenaire. This acquired business was consolidated into the McCoy/Ovenaire operations during the first quarter of 1993.

     Effective May 13, 1993, the Company's shareholders approved a one-for-five reverse stock split of the Company's common stock (the "Reverse Split"). All share and earnings per share amounts used herein have been restated to reflect the Reverse Split.

     The Company is party to a 1989 agreement with Invesco MIM Management Limited, formerly MIM Ltd. ("MIM"), an international fund management company based in the United Kingdom, pursuant to which MIM and its clients (the "MIM Group") purchased 1.4 million shares of the Company's newly issued common stock at $3.75 per share and a warrant to acquire an additional 0.6 million shares at $6.00 per share until January 25, 1996. The agreement with MIM contains certain restrictions on the MIM Group's right to sell, transfer and purchase additional Oak common stock. It also grants the MIM Group certain rights with respect to the registration of the Oak securities acquired under the terms of the agreement. In a separate transaction in 1989, the MIM Group acquired 2 million shares of the Company's common stock previously held by Itel Corporation. In December 1993, the MIM Group sold approximately 1.8 million shares, including 0.5 million shares obtained from the exercise of warrants, pursuant to registration rights under the 1989 agreement with MIM. As of December 31, 1993, the MIM Group held approximately 1.1 million shares, or 6% of the Company's outstanding common stock.

     As of December 31, 1993, the Company had net operating loss carryforwards for federal income tax purposes of approximately $164.0 million, primarily expiring from 1999 through 2006. Under federal tax law, certain changes in ownership of the Company, which may not be within the Company's control, may operate to restrict future utilization of these carryforwards.

            (B) FINANCIAL INFORMATION ABOUT THE INDUSTRY SEGMENTS

     The Company's businesses are currently classified into the Components Segment and the Other Segment. For information regarding sales, operating income and identifiable assets attributable to each industry segment, see Note 9 of the Notes to Consolidated Financial Statements which is incorporated herein by reference.

                   (C) NARRATIVE DESCRIPTION OF BUSINESS

     The Company's operations are conducted in two industry segments, the Components Segment and the Other Segment. The Company's Components Segment manufactures connectors for CATV systems and other precision applications, frequency control devices, controls for gas and electric appliances, switches and other products which generally have the common function of controlling or regulating the flow of energy. The Other Segment is composed of the Company's railway maintenance equipment and emergency lighting divisions.

COMPONENTS SEGMENT

     The Company operates principally through its Components Segment, which manufactures and sells communications components and control components.

Communications Components
     The Company's communications components include specialty connectors for use in CATV and other precision applications and devices which control radio frequencies such as quartz crystals, filters and oscillators and their related bases and enclosures. The Company has completed several acquisitions of businesses offering communications components and believes that, over time, the Company will expand its product offerings to the communications markets through new product development and the acquisition of businesses which compete in growing markets and offer strong margin potential. Collectively, communications components accounted for approximately 51% of the Company's net sales for 1993.

     CATV and Specialty Connectors. On December 23, 1992, the Company, along with Bain Capital, through an acquisition company, Connector Holding Company ("Connector"), acquired 85 percent of the outstanding stock of Gilbert Engineering Co., Inc. ("Gilbert"). Management of Gilbert retained ownership of the remaining 15 percent of Gilbert. The Company owns 80 percent of Connector, with Bain Capital owning the other 20 percent.

     Gilbert manufactures and supplies specialty connectors to the cable television and high-end microwave markets. Its operations are based in Glendale, Arizona and Amboise, France.

     Domestic and export sales are made directly to cable television system operators as well as through distributors and manufacturers' representatives. Gilbert's wholly-owned French subsidiary, Societe d'Appareillages Electroniques, S.A. ("S.A.E."), sells primarily to cable operators in France. Gilbert's major customers include cable operators such as Tele-Communications, Inc. (TCI), Sammons Communications, Scripps Howard and Time Warner Cable, and distributors such as Antec Corporation. The top ten customers are responsible for approximately 55 percent of total sales.

     The cable industry is experiencing a continuing expansion of channel capacity in response to the desire of cable operators to provide subscribers with more programming selections, including pay-per-view and additional programming services. In addition, rapid developments in fiber optic technology, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel currently requires), computer electronics and mass storage technology have placed the U.S. cable industry in a position to market and supply a wide array of communication services. The Company believes that cable operators will continue to invest capital, including investment in fiber optic trunk lines, to upgrade the technological capabilities of their systems, provide higher quality and more reliable signal transmission and increase channel capacity in order to meet subscriber demand for better picture quality and more programming services, such as expanded pay-per-view, premium services and telephony. Once a fiber optic "trunk" has replaced or supplemented the existing coaxial trunk in a cable system, or once digital compression is utilized in a system, the active electronic components in the shorter "feeder" lines (which run from the trunk to the home) are generally upgraded to accommodate the increased information flow. As a general rule, when cable operators replace the active electronic components in a system, the connectors must also be replaced. Although connectors of the type manufactured by Gilbert are not used in fiber optic lines, the Company believes that most feeder lines will remain coaxial due to the lower cost and comparable quality of coaxial cable relative to fiber optic cable over short distances.

     Gilbert is the leading U.S. manufacturer of aluminum connectors and a major U.S. manufacturer of brass connectors for the cable television industry. Although the market for these products is highly competitive with respect to quality and delivery, the Company believes it competes favorably with respect to each of these factors. In particular, the Company's aluminum connector products are engineered to meet stringent reliability requirements. Certain parties are also attempting to develop technologies which could compete with those currently employed by Gilbert's customers. If successful, these developments could have a negative impact on Gilbert's business.

     The primary raw materials used in the manufacture of specialty connectors are aluminum and brass. Gilbert currently purchases all of its aluminum requirements from a single supplier. Although the Company believes several alternative sources of supply of aluminum are available, a sudden disruption of its supply from this supplier could have a temporary adverse effect on the manufacture and sale of Gilbert's connector products. Gilbert is not dependent on any single supplier for its other raw materials. Management does not foresee any problems obtaining the raw materials necessary for the manufacture of specialty connectors.

     Gilbert owns a number of patents but does not consider any one patent or group of patents material to the conduct of the business.

     Shipments of Gilbert's products are typically made shortly after the receipt of the order. Accordingly, the Company does not consider Gilbert's order backlog at any date to be a significant predictor of Gilbert's future results of operations.

     Frequency Control Devices. Through its frequency control devices business units, McCoy/Ovenaire/Spectrum, Croven Crystals and H.E.S. International, the Company offers its precision frequency control devices to original equipment manufacturers for both commercial and military applications. For these products, the Company provides custom design, joint development opportunities, value-added assembly and low cost component and subsystem manufacturing.

     The Company's frequency control products include crystals, crystal oscillators, and crystal filters for a variety of applications, including key components made for cellular telephone base stations, telecommunications switching equipment, global positioning systems, satellite programs, scientific test and/or measurement equipment, avionics, and computer systems. Major customers of the Company's frequency control products include Rockwell International, Hewlett-Packard, Hughes Aircraft, AT&T, ITT, Motorola and Alcatel Network Systems.

     There are many suppliers, both domestic and foreign, of crystal frequency control devices. In order to compete effectively in this market, the company places a strong emphasis on high quality and sophisticated design technology. A large percentage of the Company's frequency control products are manufactured to exacting customer specifications, and the Company relies to a large extent on its engineering staff in identifying customer needs and meeting production and delivery schedules. Sales of the Company's frequency control products are made through a direct sales force and manufacturers' representatives.

     Manufacturing facilities for the Company's frequency control products are located in Mt. Holly Springs and Mercersburg, Pennsylvania, and Whitby, Ontario, Canada. Management believes that recent improvements in each facility allow the Company to provide superior quality and delivery performance for such products at competitive prices.

     In 1993, sales of frequency control products to military contractors constituted less than 10% of the Company's total sales. In recent periods, the Company has reduced the percentage of its sales of frequency control products attributable to such customers through the introduction of new products for the commercial telecommunications industry.

     The Company believes there is ready availability of the raw materials, principally natural and synthetic quartz, required for the production of its frequency control products. There are multiple suppliers of such raw materials, and the Company utilizes many of these suppliers. Moreover, the Company has recently entered into a strategic alliance with Alfa Quartz ("Alfa"), a subsidiary of Sural C.A. Alfa has made significant capital investments in its Venezuelan operation in order to become a major supplier of synthetic quartz crystals on the world market. The strategic alliance is intended to develop Alfa's finishing capabilities and thereby allow it to broaden its product offerings as well as ensure the Company of a ready supply of high-quality, low-cost crystal blanks.

     The Company also manufactures glass-to-metal hermetically sealed packages used in a variety of products including frequency controls, lithium batteries and semiconductors. These operations are based in Kansas City, Kansas. The Company believes it is a leader in four major types of hermetically sealed packages: cold weld, resistance weld, solder seal and all-glass induction seal. Approximately 85% of the Company's sales of hermetic packages are to customers in the United States. These customers are currently serviced on a factory direct basis. Foreign sales are conducted through direct sales and distributors. In the sale of hermetic packages, the Company believes it enjoys competitive advantages including a worldwide reputation for superior quality and delivery performance, a leadership position in glass-to-metal sealing technology, low-cost, value-added contract assembly operations in Acuna, Mexico, and experience in the custom design of unique packages for customer needs.

Control Components
     The Company's controls products include electronic, electro-mechanical and mechanical controls, switches and components sold to various consumer and industrial manufacturers. The Company provides gas range and outdoor grill controls, components and replacement parts through its Harper-Wyman Company subsidiary, and optical, rotary and appliance switches and other products through its OakGrigsby Inc. subsidiary. The Company expects to expand its product offerings to the market for control devices through new product development and acquisitions. Collectively, control components accounted for approximately 41% of the Company's net sales for 1993.

     Appliance Components and Controls. The Company, through its Harper-Wyman Company subsidiary ("Harper-Wyman") manufactures a broad line of controls and components for gas and electric range appliances for sale to original equipment manufacturers in the consumer appliance industry. Harper-Wyman has operations in Aurora and Princeton, Illinois and Ciudad Juarez, Mexico.

     Harper-Wyman's major customers include General Electric Corporation, Raytheon Company (Caloric and Amana), Maytag Corporation (Magic Chef and Jenn-
Air) and Brown Stove Works Inc.

     The sale of Harper-Wyman's products is conducted through its direct sales force with assistance from a small number of manufacturers' representatives. Harper-Wyman is dependent on a small number of customers, principally the major original equipment appliance manufacturers. The loss of any one of these customers could have a material adverse effect on Harper-Wyman's business.

     The market in which Harper-Wyman participates is very competitive in terms of price, quality and delivery, with three significant competitors. Harper-Wyman believes it is a leading supplier to the market for its gas range products.

     Harper-Wyman's domestic control products must conform to Underwriters' Laboratories and American Gas Association specifications. All such approvals have been obtained and Harper-Wyman's quality assurance team maintains compliance with these specifications. Harper-Wyman is not dependent upon any single supplier for raw materials. Harper-Wyman owns a number of patents but does not consider any one patent or group of patents material to the conduct of business.

     Harper-Wyman, through its Harpco Division, is a manufacturer and supplier of replacement parts to the consumer appliance and outdoor grill industries. The market for Harpco Division's products consists of original equipment manufacturers and distributors. Sales are made primarily through manufacturers' representatives.

     Switch Devices. The Company's OakGrigsby business unit manufactures low-power open frame, enclosed and encoded rotary switches along with solenoids, lighted push-button switches and appliance switches. OakGrigsby has also developed an optical switch which eliminates many of the mechanical aspects of rotary switches providing for a longer product life and more accurate control of switching operations. These products are sold primarily to original equipment manufacturers of industrial, test and medical equipment. The Company has recently introduced a new device which is used in sorting machines used by the U.S. Postal Service. The Company's switch manufacturing operations are located in Sugar Grove, Illinois and Ciudad Juarez, Mexico.

     Some of OakGrigsby's top customers include Rockwell International, Motorola, the U.S. Government, Pitney Bowes and Tektronix. The top ten customers are responsible for approximately 36% of total sales. Open frame rotary switches account for about 36% of total sales revenue. OakGrigsby's marketplace is principally domestic with some product shipped to Canada and Europe. Product is sold by manufacturers' representatives directly to customers across the United States and in Europe, with an increasing amount of product sold through distributors. OakGrigsby supplies to a highly fragmented market and competes primarily on the basis of price, technology, innovation and distribution.

     OakGrigsby owns a number of patents but does not consider any one patent or group of patents material to the conduct of business. Management does not foresee any problems obtaining raw material for use in the production of OakGrigsby's products. The company is not dependent on any single supplier for raw materials.

                                 OTHER SEGMENT

     The businesses comprising the Company's Other Segment accounted for approximately 8% of the Company's net sales for 1993.

     Railway Products. Through its Nordco Inc. subsidiary ("Nordco"), the Company manufactures, sells and leases products used in the construction, maintenance and repair of railway tracks. Nordco's products fall into three general categories: tie renewal equipment, rail renewal equipment and track inspection equipment. A significant portion of Nordco's business results from sales of replacement parts for these machines.

     The sale of Nordco's products is conducted through a sales and distribution network throughout North America. Although Nordco has several key competitors, including Fairmont Tamper, the Company believes that no more than three competitors sell against Nordco in any particular product line. Management believes it is well-positioned for this competitive environment. The Company believes Nordco's strong marketing relationships and the resulting awareness of customer needs, combined with superior engineering capability, certain patents, which have remaining lives of 2 to 12 years, and a successful research and development program, have given Nordco a reputation as a technological and quality leader in this industry.

     Nordco's primary market includes railroads in the United States and Canada designated as Class I (railroads with revenues in excess of $96.1 million). Other markets for Nordco's products include Mexico , the Scandinavian countries and Australia.

     Nordco's new equipment and parts customers have distinct seasonal demands. New equipment shipments are heaviest during early spring when the summer track maintenance programs commence and parts shipments are heaviest during the summer work season.

     Nordco is primarily an assembler of purchased components from a wide variety of suppliers, and it is not dependent upon any single supplier.

     Emergency Lighting. Through its Carpenter Emergency Lighting business unit ("Carpenter"), the Company manufactures and assembles self-powered emergency lights, exit signs, and portable lights for use in industrial, commercial, and office functions. Carpenter's operations are located in Charlottesville, Virginia.

     Carpenter's products are sold to electrical distributors through a nationwide network of independent manufacturers' representatives. Sales are driven by new construction, renovation, and local safety code ordinances. The industry in which Carpenter operates is highly competitive, with approximately fifteen companies serving the industry. No single competitor has a dominant market share. The Company believes that the quality of Carpenter's products, the experience of its sales force, its short lead times, order to delivery, and competitive product pricing provide Carpenter with competitive advantages.

     Raw materials, primarily plastics, metals, batteries, and electronic components, are purchased from a variety of vendors. Carpenter is not dependent upon any single supplier.

                              OTHER INVESTMENTS

     Channel 44. The Company owns a 49% interest in TV Station WSNS which, as a Telemundo affiliate, broadcasts Spanish language programming in the Chicago metropolitan area.

     O/E/N India. The Company owns a 45% interest in O/E/N India Ltd. ("O/E/N India"), located in Cochin, Kerala, India. O/E/N India assembles and markets relays, potentiometers, and switches for the Indian market. The principal markets include communications systems, data processing equipment and industrial applications. O/E/N India and its subsidiaries' products also include floppy diskettes, terminals and connectors. The operations of O/E/N India do not have a material impact on the Company's financial condition or results of operations.

                                  EMPLOYEES

     At December 31, 1993, the company had approximately 2,620 employees, 1,728 of whom were located in the United States and 892 in foreign countries. Of these employees, 175 are members of unions. The Company believes its relationship with its employees are good.

                                   BACKLOG

     The Company's backlog of domestic and foreign orders for each industry segment at the indicated dates was as follows (dollars in thousands):

                                December 31, 1993      December 31, 1992
                                -----------------      -----------------
Components....................       $39,585                $38,343
Other.........................         1,303                    218
                                     -------                -------
     Total                           $40,888                $38,561
                                     =======                =======

     Substantially all orders in each segment's backlog are considered firm and are expected to be delivered within twelve months of the dates indicated above. Consistent with practices in the Company's businesses, a portion of the backlog is unscheduled as to the delivery date. Orders are normally cancelable subject to payment by the purchaser of charges incurred by the Company up to the time of cancellation.

EXECUTIVE OFFICERS

     The following table lists the name, age, position and offices of all executive officers of the Company. The term of office of all executive officers will expire upon the holding of the first meeting of the Board of Directors following the 1994 Annual Meeting of Stockholders.

        NAME              AGE                   POSITION
        ----              ---                   --------
William S. Antle III....  49   President and Chief Executive Officer since
                               December 1989;  President of the Hadleigh
                               Group, a consulting firm specializing in
                               improving the profitability of underperforming
                               companies, June to December 1989; Executive
                               Vice President of Bain and Company, an
                               international strategy consulting firm, from
                               prior to 1989.

Paul J. Halas...........  37   Senior Vice President, General Counsel, and
                               Secretary since August 1990; Treasurer of Timex
                               Group, Ltd., an international manufacturer and
                               distributor of timepieces and other products,
                               from June 1989 to July 1990, Assistant General
                               Counsel and Assistant Secretary from prior to
                               1989 to June 1989.

John D. Richardson......  48   Senior Vice President, Human Resources since
                               August 1990; Corporate Vice President of Human
                               Resources of Fidelity Investments, a privately-
                               held mutual fund company, from prior to 1989 to
                               July 1990.

William C. Weaver.......  52   Senior Vice President and Chief Financial
                               Officer since January 1990; Vice President and
                               Chief Financial Officer of Kennametal, Inc., a
                               provider of tools, tooling systems, supplies
                               and services to the metalworking industry, from
                               prior to 1989.


ITEM 2. PROPERTIES

     The Company believes that its plants and facilities are suitable and adequate for its business. They are well maintained, are in sound operating condition, and are in regular use. The table below sets forth the location and general character of important properties of the Company as of December
31, 1993.  Properties without reference to leases are owned by the Company.


                                                              FLOOR SPACE
                                                             (APPROXIMATE
LOCATION / YEAR LEASE EXPIRES	                                SQUARE FEET)
- -----------------------------                            ---------------------
Amboise, France {A,C,D}................................   34,000 (2 buildings)
Aurora, Illinois (lease expires 11/30/96) {A,C}........   16,000
Charlottesville, Virginia {C,D, E}.....................   57,000
Glendale, Arizona (leases expire 12/31/97 and
     8/31/01) {A,C,D}..................................  157,000 (3 buildings)
Juarez, Mexico (lease expires 5/16/98) {A,D}...........   51,000
Kansas City, Kansas {A,C,D} (lease expires 9/30/97)....   19,000
Mercersburg, Pennsylvania {A,D}........................   34,000 (2 buildings)
Milwaukee, Wisconsin (lease expires 12/31/94) {C,D,E}..   92,000
Mt. Holly Springs, Pennsylvania {A,C,D}................   79,000 (2 buildings)
Princeton, Illinois {A,D}..............................  235,000 (2 buildings)
Sugar Grove, Illinois (leases expire 2/28/97 and
     12/14/98) {A,C,D}.................................   86,000 (2 buildings)
Waltham, Massachusetts (lease expires 7/15/95) {B,C}...   12,000
Whitby, Ontario, Canada {A,C,D}........................   25,000
Zaragosa, Mexico (lease expires 6/30/97) {A,D}.........   97,000
- ----------------

     {A} Used by the Components Segment.
     {B} Corporate Headquarters.
     {C} Office Space.
     {D} Manufacturing Facilities.
     {E} Used by the Other Segment


ITEM 3. LEGAL PROCEEDINGS

     Various pending or threatened legal proceedings by or against the Company or one or more of its subsidiaries involve alleged breaches of contract, torts and miscellaneous other causes of action arising in the ordinary course of business. Some of these proceedings involve claims for punitive damages in addition to other special relief. The Company's management does not consider any of such proceedings to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1993, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     The markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Stock Exchange. As of January 31, 1994, there were approximately 9,666 stockholders of record of common stock of the Company.

     Information regarding the trading price of the Company's common stock for each quarterly period during the last two fiscal years is set forth below. No dividends on the Company's common stock were paid during 1993 or 1992. (See description of dividend restrictions included in the Revolving Credit Facility Agreement in Note 4 to the Consolidated Financial Statements.)

                                    PRICE OF COMMON STOCK
                                 --------------------------
                                 1993                  1992
                           ----------------      ----------------
                            HIGH      LOW         HIGH      LOW
                           ------    ------      ------    ------
First Quarter...........   $20       $10 5/8     $14 3/8   $4 3/8
Second Quarter..........    27 1/4    14 3/8      12 1/2    5 5/8
Third Quarter...........    29        17          10        6 7/8
Fourth Quarter..........    20 5/8    12 1/2      13 1/8    6 7/8

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL RESULTS

                                                 YEAR ENDED DECEMBER 31
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                1993         1992         1991         1990         1989
                             ----------   ----------   ----------   ----------   ----------
Net sales:
  Components...............    $201,593     $123,375     $108,555     $120,635     $121,326
  Other....................      17,969       19,874       15,811       18,690       17,406
  Net sales from
    continuing operations..     219,562      143,249      124,366      139,325      138,732

Interest expense...........       7,795        1,405        1,798        2,112        4,564
Income (loss) from
  continuing operations....      26,660       10,388        5,265        1,389      (20,222)
Net income (loss)..........      26,660       14,438        5,570        9,669      (25,481)

Income (loss) per
  common share:
   Primary:
     Continuing operations.        1.47          .60          .32          .09        (1.23)
     Net income (loss).....        1.47          .83          .34          .59        (1.55)
   Fully-diluted:
     Continuing operations.        1.47          .59          .32          .09        (1.23)
     Net income (loss)             1.47          .82          .34          .59        (1.55)

Cash dividends per
  common share.............          --           --           --           --           --

FINANCIAL POSITION
Working capital............    $ 69,575     $ 54,829     $ 61,805     $ 63,476     $ 43,961
Plant and equipment, net...      33,429       32,668       24,658       24,929       23,947
Total assets...............     237,727      228,948      124,512      130,848      127,753
Long-term debt.............      61,549       76,922       11,225       11,255       17,749
Stockholders' equity.......     126,919       98,074       84,182       78,278       68,613

GENERAL STATISTICS
Capital expenditures.......    $  7,018     $  4,111     $  4,667     $  6,461     $  4,657
Depreciation...............    $  6,142     $  4,380     $  4,322     $  4,609     $  4,453
Average common shares
   outstanding:
     Primary...............  18,100,104   17,309,489   16,505,446   16,504,892   16,407,217
     Fully-diluted.........  18,100,104   17,666,745   16,505,446   16,504,892   16,407,217
Number of recordholders
   (at year end)...........       9,732       12,146       12,113       12,716       13,199
Number of employees
   (at year end)...........       2,620        2,253        1,620        1,708        2,203
Salaries and wages.........    $ 53,016     $ 40,435     $ 38,544     $ 44,516     $ 46,289

- ------------------------

All prior years' data has been restated to reflect only continuing operations as of December 31, 1993.

See description of 1992 change in accounting for income taxes in Note 8 to the Consolidated Financial Statements.

See description of December 23, 1992 acquisition of Gilbert Engineering Co., Inc. in Note 2 to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow remained strong throughout 1993 with cash and cash equivalents increasing by $8.4 million to $27.4 million at December 31, 1993. Operations generated $31.3 million of cash during 1993 compared to $10.6 million during 1992. The Company spent $7.0 million for capital equipment and $1.6 million to acquire a business. Cash of $22.7 million was used to repay debt and $6.0 million was freed from restriction due to the elimination of a requirement for collateral for a letter of credit. The Company also received $3.2 million as the result of the exercise of warrants to purchase 540,000 shares of the Company's common stock.

     In September 1993, the Company entered into a new revolving credit facility with a group of banks, increasing available borrowings from $15.0 million to $30.0 million. The new facility, which is available through December 1995, is at various interest rates at the Company's option based on the prime rate or LIBOR. Borrowings under the facility are secured by the Company's pledge of the outstanding capital stock of certain of the Company's subsidiaries. At December 31, 1993, there were no borrowings outstanding under this facility.

     At December 31, 1993, cash and unused lines of credit totaled $76.4 million of which $21.2 million was available only to Gilbert and $55.2 million was available for general corporate purposes, including acquisitions. The maximum amount of borrowing under the line of credit available only to Gilbert decreases at each quarter end through 1994 and will be $10.0 million at December 31, 1994. The Company believes its current financial resources are sufficient to meet its continuing operating requirements, service its long-term debt, and provide for future growth.

     The indebtedness of Gilbert incurred as a result of its acquisition by the Company and Bain Capital is repayable on various dates through 1999. Such indebtedness is collateralized by the assets and common stock of Gilbert and is non-recourse to the Company. At December 31, 1993, the principal amount of such indebtedness, net of original issue discount, was $57.1 million. Such indebtedness as of December 31, 1993 bears various interest rates from LIBOR plus 3.0% to prime plus 3.0% per annum (6.3% to 9.0% at December 31, 1993).
In addition to scheduled repayments, Gilbert is required to make mandatory prepayments on this indebtedness equal to 90% of annual cash flows from operations less capital expenditures and certain other expenditures. A portion of this indebtedness is outstanding under Gilbert's line of credit, and a portion of the scheduled repayments of this indebtedness account for the scheduled reductions in the maximum borrowings available under such line of credit described in the immediately preceding paragraph. In January 1994, Gilbert borrowed $10.0 million under its line of credit in order to make certain mandatory prepayments as described above.

     At December 31, 1993, the Company's Nordco Inc. subsidiary had $5.6 million principal amount of indebtedness outstanding under a term loan agreement. This principal amount bears interest at 12.05% per annum and is repayable in equal semi-annual installments through 1997. The obligations are secured by a pledge of the common stock of Nordco Inc. held by the Company.

     The Company is involved in certain environmental matters at several of its operating divisions. Management believes that the ultimate resolution of these environmental matters will not have a material effect on the Company's financial position or results of operations. The Company's operations, like those of similar manufacturing businesses, may involve certain ongoing risks to the environment.

     Various pending or threatened legal proceedings by or against the Company or one or more of its subsidiaries involve alleged breaches of contract, torts and miscellaneous other causes of action arising in the course of business. Some of these proceedings involve claims for punitive damages in addition to other special relief. The Company's management, based upon advice of legal counsel representing the Company with respect to each of these proceedings, does not believe any of these proceedings will have a material effect on the Company's consolidated financial position.

     On December 23, 1992, the Company, along with certain affiliates of Bain Capital ("Bain Capital"), through an acquisition company, Connector Holding Company ("Connector"), acquired 85% of the outstanding stock of Gilbert. The aggregate purchase price was approximately $106.9 million, including refinancing of existing debt of Gilbert and transaction expenses. Management of Gilbert retained ownership of the remaining 15% of Gilbert. The Company has the right of first refusal should Gilbert management wish to sell their shares in Gilbert. If the Company refuses the offer, Gilbert management may, after a specified period of time and at its option, exchange its shares of Gilbert for shares of the Company's common stock. The Company owns 80% of Connector, with Bain Capital owning the other 20%.

     Bain Capital may at any time after December 22, 1995 require the Company to buy and Oak may at any time after December 22, 1996 require Bain Capital to sell its outstanding shares in Connector at a price determined according to the terms of the stockholders agreement entered into by the Company and Bain Capital at the time of the acquisition (the "Stockholders Agreement"). The price is the higher of fair market value as determined by an independent appraisal and a price based upon certain formulas applied to the earnings of Gilbert in certain periods. The Stockholders Agreement limits the ability of Connector or Gilbert to take certain fundamental corporate actions without the prior consent of the Company and Bain Capital. The agreement prohibits the sale by either the Company or Bain Capital of its equity interests in Connector. The Company's shares of Connector have been pledged to Bain Capital to secure the financial obligations of the Company under the Stockholders Agreement.

     Although the Company operates internally with several businesses functioning as profit centers, these businesses are also managed as a group. That is, if a given business is performing strongly, corporate management may use this opportunity to invest additional funds in product development and marketing in another business. Certain agreements applicable to Gilbert limit Gilbert's ability to make distributions or advances to the Company and likewise the Company has no obligation to make further advances to, or investments in, Gilbert.

     As of December 31, 1993, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $164.0 million, which will, if unused, expire from 1999 through 2006. Under federal tax law, certain changes in ownership of the Company, which may not be within the Company's control, may operate to restrict future utilization of these carryforwards.

     In accordance with FAS 109, the Company has recorded as a deferred tax asset the expected tax benefit in future periods associated with the anticipated utilization of these NOLs. At December 31, 1993, this deferred tax asset was $29.4 million. In order to realize the deferred tax asset, the Company must generate domestic pretax profit of at least $80 million before the NOLs expire. Management has determined, based on the Company's history of prior operating earnings, the history of prior operating earnings of Gilbert and the Company's expectations for the future, that income of the Company will more likely than not be sufficient to utilize $29.4 million of benefit from the utilization of NOLs prior to their expiration.

     Consistent with its strategy, the Company will aggressively explore additional acquisition opportunities in 1994. If consummated, an acquisition would involve the expenditure of cash and may require borrowing against its existing revolving credit facility and/or new borrowing arrangements. Currently, the Company has no commitment, understanding, or arrangement relating to any material acquisition and there can be no assurance that additional transactions will be consummated in 1994.

RESULTS OF OPERATIONS

     On December 23, 1992, the Company along with Bain Capital, through their acquisition company, Connector Holding Company ("Connector"), acquired 85% of the outstanding stock of Gilbert Engineering Co., Inc. ("Gilbert"), a Glendale, Arizona manufacturer and supplier of specialty connectors to the cable television, microwave, and high-end specialty precision markets. Management of Gilbert retained ownership of the remaining 15% of Gilbert. The Company owns 80% of Connector, with Bain Capital owning the other 20%. The acquisition was accounted for as a purchase and, accordingly the operating results of Gilbert for the nine days from the date of acquisition through December 31, 1992 were included in the Company's consolidated statement of operations. The effect of these operating results on the Company's 1992 sales and net income was insignificant.

1993 COMPARED TO 1992

     Consolidated sales for 1993 were $219.6 million, an increase of $76.4 million, or 53.3%, over 1992. Components Segment sales increased $78.3 million, or 63.4% and Other Segment sales decreased $1.9 million, or 9.6%. The increase in consolidated sales is attributable primarily to the acquisition of Gilbert at the end of 1992.

     Net income during 1993 was $26.7 million compared to net income of $14.4 million in 1992. Each period, however, includes certain non-recurring items shown in the table below. Income from continuing operations before non-recurring items in 1993 increased by $14.6 million, or 217.9% over 1992, primarily as a result of the inclusion of Gilbert's results of operations in the 1993 period. Included in income from continuing operations is equity in net income of affiliated companies of $1.7 million and $2.3 million for 1993 and 1992, respectively.

NET INCOME ($ MILLIONS)

                                                      1993        1992
                                                     ------      ------
Income from continuing operations
   before non-recurring items.....................    $21.3      $ 6.7
Subtract non-recurring items:
   Restructuring charge (a).......................     (2.9)      (1.5)
Add non-recurring items:
   Gain on resolution of income tax issue (b).....      3.9         --
   Sale of minority interest investment (c).......       --        2.7
   Adjustment to deferred income tax
     valuation reserve (d)........................      6.0        2.5
   Adjustment to minority interest (d)............     (1.6)        --
   Effect of change in accounting principle (e)...       --        3.5
   Income from discontinued operations............       --        0.5
                                                      -----      -----
Net income........................................    $26.7      $14.4
                                                      =====      =====

- ------------------
(a) In the third quarter of 1993, the Company recorded a $2.9 million restructuring charge to cover the costs associated with reorganizing its Mexican manufacturing operations, consolidating certain U.S. operations, and certain other overhead reductions. During the fourth quarter of 1992, the Company recognized a charge of $1.5 million related to the reorganizations and facilities consolidations at certain divisions.

(b) In the third quarter of 1993, the Company recorded a gain of $3.9 million resulting from an Internal Revenue Service refund relating to the settlement of a tax dispute.

(c) During the fourth quarter of 1992, the Company recognized a gain of $2.7 million related to the sale of its investment in ComStream Corporation, in which the Company held a minority ownership interest.

(d) During the fourth quarters of 1993 and 1992, the Company adjusted its deferred income tax valuation reserve in accordance with FAS 109, resulting in an income tax benefit of $6.0 million and $2.5 million, respectively. The 1993 income tax benefit caused minority interest in net income of subsidiaries to increase $1.6 million.

(e) In the first quarter of 1992, the Company adopted FAS 109, which allowed the Company to recognize a portion of the benefits from its net operating loss carryforwards. The effect of such adoption was income of $3.5 million in 1992.


     The $14.6 million improvement in income from continuing operations before non-recurring items for 1993 resulted primarily from a $31.1 million increase in segment operating profitability (see discussion under "Segment Data") offset, in part, by several non-operating items. Interest expense increased $6.4 million due to higher debt levels resulting from the acquisition of Gilbert. Minority interest in net income of subsidiaries of $5.8 million, before the non-recurring increase of $1.6 million resulting from the FAS 109 adjustment, represents the minority stockholders' proportionate share of the income of Connector and Gilbert. Interest income decreased $0.5 million due to lower invested balances and lower interest rates. Equity in net income of subsidiaries decreased $0.6 million. Income tax expense, excluding the tax benefit related to the settlement of the tax dispute and adjustments to the deferred income tax valuation reserve, increased $1.2 million due to higher foreign and state taxes, reflecting higher earnings levels.

     In the first quarter of 1993, the Company adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". This statement changes the past practice of accounting for the cost of postretirement benefits from a pay-as-you-go (cash) basis to the accrual basis. Under the new statement, the expected cost of providing those benefits to an employee, the employee's beneficiaries, and covered dependents will be recognized in the years that the employee renders the necessary service. The accumulated postretirement benefit obligation as of January 1, 1993 was $1.1 million. The Company has elected to amortize this transition obligation over 20 years in accordance with the provisions of FAS 106. The effect on the financial statements of the adoption of the provisions of this statement was not material in 1993 and is not expected to be material in the future. The Company allows certain employees aged 55 or older and with 10 or more years of service to retire and continue their medical and/or dental coverage until age
65. In most cases, retirees are responsible for paying premiums to the Company to continue coverage.

     The Financial Accounting Standards Board has issued FAS 112 "Employers' Accounting for Postemployment Benefits". This statement changes the past practice of accounting for the cost of certain postemployment benefits from a pay-as-you-go (cash) basis to an accrual basis. The statement generally requires adoption for fiscal years beginning after December 15, 1993. Management does not expect the effect of the adoption of this statement in 1994 to be material to the Company's financial statements.

SEGMENT DATA ($ MILLIONS)

                                          Sales         Operating Income
                                     --------------     ----------------
                                      1993     1992       1993     1992
                                     ------   ------     -----    -----
Components.........................  $201.6   $123.3     $39.0    $8.7
Other..............................    18.0     19.9       1.9     1.1
                                     ------   ------     -----    ----
   Subtotal........................  $219.6   $143.2      40.9     9.8
                                     ======   ======
Restructuring charges..............                       (2.9)   (1.5)
                                                         -----    ----
   Total...........................                      $38.0    $8.3
                                                         =====    ====


     Sales of the Components Segment increased $78.3 million, or 63.4%, in 1993 compared to 1992. This increase was due primarily to incremental sales of Gilbert, which was acquired in December 1992, and to a lesser extent, sales of two smaller businesses, acquired in January 1993 and September 1992, and to volume increases in the switch controls business, partially offset by volume declines in the appliance controls business (from historically high levels in 1992). Components Segment order backlog was $39.6 million at December 31, 1993, up $1.2 million, or 3.2% from December 31, 1992.

     Excluding the effect of the restructuring charges discussed above, operating income of the Components Segment increased $30.3 million, or 347.6%, in 1993 as compared to 1992. This improvement was primarily the result of the inclusion of Gilbert's results of operations in 1993.

     The strength of the operating performance of the Components Segment during the first half of 1993 was primarily attributable to the high sales level of CATV connector products in this period. Sales of such products were slower in the second half of 1993, as cable operators took time to assess the financial impact of the Cable Act of 1992 on their capital spending plans.

     Other Segment sales decreased $1.9 million, or 9.6%, compared to 1992 due to decreased volume from the Company's railway maintenance equipment division. Operating income increased by $0.8 million, or 70.2%, compared to 1992, however, due to higher gross margins resulting from various cost reduction programs. Order backlog for the segment was $1.3 million at December 31, 1993, up $1.1 million from December 31, 1992.

     Consolidated gross profit increased as a percentage of sales in 1993 to 34.1% from 22.8% in 1992 due to higher sales volumes of higher margin products and productivity enhancements. Selling, general and administrative expenses increased $10.3 million primarily as a result of the acquisition of Gilbert. As a percentage of sales, selling, general and administrative expenses decreased from 19.5% to 17.4%.

     Equity in net income of affiliated companies decreased $0.6 million in 1993, primarily as a result of increased amortization and interest expense of the Company's 49%-owned Chicago TV station WSNS ("Channel 44") as a result of costs incurred and payments made in connection with the 1992 reacquisition of its license to operate.

1992 COMPARED TO 1991

     Consolidated sales for 1992 were $143.2 million, an increase of $18.8 million, or 15.2%, from 1991. Components Segment sales increased $14.7 million, or 13.5%, and Other Segment sales increased $4.1 million, or 25.9%. The Company acquired Gilbert on December 23, 1992, and therefore, the acquisition had only a minor effect on the Company's results for 1992.

     Consolidated net income for 1992 was $14.4 million which included income from discontinued operations of $0.5 million and income of $3.5 million resulting from a change in accounting principle for income taxes. Net income for 1991 was $5.6 million, which included income from discontinued operations of $0.3 million. Exclusive of the adjustments for non-recurring items shown in the table below, the current year consolidated income was $2.1 million greater than 1991. The increased income reflects higher operating profits as discussed below under "Segment Data".

NET INCOME ($ MILLIONS)

                                                    1992          1991
                                                   ------        ------
Income from continuing operations
   before non-recurring items....................  $ 6.7         $4.6
Subtract non-recurring items:
  Reorganizations and facility
    consolidation charges (a)....................   (1.5)        (2.2)
  McCoy/Ovenaire division environmental reserve..     --         (0.4)
  Adec litigation costs..........................     --         (0.2)
Add non-recurring items:
  Sale of minority interest investment (b).......    2.7           --
  Adjustment to deferred income tax
    valuation reserve (c)........................    2.5           --
  Gain on resolution of income tax issue (d).....     --          3.5
  Income from discontinued operations............    0.5          0.3
  Cumulative effect of change in
    accounting principle (e).....................    3.5           --
                                                   -----         ----
Net income.......................................  $14.4         $5.6
                                                   =====         ====

- --------------------
(a) During the fourth quarter of 1992, the Company recognized a charge of $1.5 million related to the reorganizations and facilities consolidations at certain divisions. During the second quarter of 1991, the Company recognized a charge of $2.2 million related to the reorganizations and facilities consolidations at certain divisions.

(b) During the fourth quarter of 1992, the Company recognized a gain of $2.7 million related to the sale of its investment in ComStream Corporation, in which the Company held a minority ownership interest.

(c) During the fourth quarter of 1992, the Company adjusted its deferred income tax valuation reserve in accordance FAS 109 resulting in an income tax benefit of $2.5 million.

(d) During the third quarter of 1991, the Company recognized a gain of $3.5 million related to the favorable resolution of an income tax issue for which a reserve had been previously provided.

(e)  Gain resulting from the adoption of FAS 109.

SEGMENT DATA ($ MILLIONS)

                                        SALES         OPERATING INCOME
                                   ---------------    ----------------
                                    1992     1991      1992      1991
                                   ------   ------    ------    ------
Components.......................  $123.3   $108.6    $7.2      $3.4
Other............................    19.9     15.8     1.1       0.9

     Components Segment sales increased $14.7 million, or 13.5%, from 1991. Contributing to the higher volume was a more robust market as well as increased market share in one part of the business. Partially offsetting this increase were volume declines in other parts of the business resulting from reductions and delays in military spending and continued softness in the economy. Components Segment order backlog was $38.3 million at year end, up $2.2 million from December 31, 1991.

     Operating income from the Components Segment increased $3.8 million, or 111.8%, from 1991. Both 1992 and 1991 operating income included non-recurring charges for reorganizations and facilities consolidations of $1.5 million and $2.6 million, respectively. Exclusive of these non-recurring items, operating income increased $2.3 million. This increase resulted primarily from higher gross profits resulting from the sales increase discussed above.

     Other Segment sales increased $4.1 million, or 25.9%, higher than 1991 due to increased volume from the Company's railway maintenance equipment and emergency lighting divisions reflecting increased purchasing activities by the railroads and higher sales of emergency lights and exit signs. Operating income increased only $0.2 million despite higher sales volumes due to an unfavorable mix of product shipments. Order backlog for the segment was $0.2 million at December 31, 1992, down $1.9 million from the previous year. Backlog at December 31, 1991 was unusually high as several railroad customers placed orders earlier than usual.

     Consolidated gross margins decreased as a percentage of sales in 1992 to 22.8% from 22.9% in 1991 due to higher sales volumes of lower margin products. Selling, general and administrative expenses increased 6.7% due to increased engineering, selling and marketing expenses reflecting the Company's strategy to grow the base businesses.

     Equity in net income of affiliated companies increased $0.5 million in 1992 from $1.8 million in 1991 due to improved operating performance of the Company's 49% owned TV Station WSNS ("Channel 44").

     The Company adopted FAS 109 effective January 1, 1992 on a prospective basis. The effect of such adoption was income of $3.5 million in the first quarter 1992 consolidated statement of operations reported as "Cumulative effect of change in accounting principle." This income resulted from the recognition of a deferred tax asset of $80.1 million, net of a valuation allowance of $76.6 million. At December 31, 1992, the deferred tax asset was $79.3 million and the valuation allowance was $57.3 million resulting in a net asset of $22.0 million. Of the increase in the net deferred tax asset, $16.9 million resulted from purchase accounting related to the acquisitions of Gilbert and H.E.S. during 1992 and $2.5 million resulted from an adjustment to the valuation allowance in the fourth quarter of 1992 due to management's improved expectations of future operating income. This $2.5 million was recognized as an income tax benefit in the fourth quarter 1992 consolidated statement of operations as "Income taxes".

     The tax provision for 1991 includes a benefit of $3.5 million from the favorable resolution of an income tax issue for which a reserve had been previously provided.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             OAK INDUSTRIES INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



REPORT OF INDEPENDENT ACCOUNTANTS

FINANCIAL STATEMENTS -

     Consolidated Balance Sheet at December 31, 1993 and 1992

     Consolidated Statement of Operations for the years ended December 31, 1993, 1992 and 1991

     Consolidated Statement of Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991

     Consolidated Statement of Cash Flows for the years ended December 31, 1993, 1992 and 1991

     Notes to Consolidated Financial Statements

SCHEDULES -

     II   - Amounts Receivable from Related Parties and
            Underwriters, Promoters and Employers other than Related Parties

     VIII - Valuation and Qualifying Accounts

     X    - Supplementary Statement of Operations Information

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Oak Industries Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oak Industries Inc. and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.

                                          PRICE WATERHOUSE

Boston, Massachusetts
January 21, 1994

                              OAK INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
                                AT DECEMBER 31
                            (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                     1993          1992
                                                   --------      --------
Current Assets:
  Cash and cash equivalents......................  $ 27,367      $ 18,937
  Restricted cash................................      --           6,000
  Receivables, less reserves of $901 and $1,030..    27,753        26,280
  Inventories....................................    31,325        32,461
  Deferred income taxes..........................     6,950         2,485
  Other current assets...........................     3,063         3,970
                                                   --------      --------
      Total current assets.......................    96,458        90,133
                                                   --------      --------

Plant and Equipment:
  Land...........................................     1,094         1,161
  Buildings and leasehold improvements...........    16,934        16,986
  Machinery and equipment........................    68,447        63,035
  Furniture and fixtures.........................     4,898         4,626
                                                   --------      --------
                                                     91,373        85,808
  Less - Accumulated depreciation................   (57,944)      (53,140)
                                                   --------      --------
      Total plant and equipment..................    33,429        32,668
                                                   --------      --------

Other Assets:
  Deferred income taxes..........................    22,400        20,400
  Goodwill and other intangible assets, less
     accumulated amortization of $5,839
     and $3,296..................................    70,999        72,414
  Investments in affiliates......................     8,962         7,606
  Other assets...................................     5,479         5,727
                                                   --------      --------
      Total other assets.........................   107,840       106,147
                                                   --------      --------

      Total Assets...............................  $237,727      $228,948
                                                   ========      ========

- --------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                              OAK INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEET
                                AT DECEMBER 31
                            (DOLLARS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1993          1992
                                                   --------      --------
Current Liabilities:
  Current portion of long-term debt..............  $  1,546      $  8,503
  Accounts payable...............................     8,567        10,084
  Accrued liabilities............................    16,770        16,717
                                                   --------      --------
    Total current liabilities.................       26,883        35,304
                                                   --------      --------

Other Liabilities:
  Deferred compensation and pensions..........        5,461         7,445
  Other.......................................        2,074         3,805
                                                   --------      --------
    Total other liabilities...................        7,535        11,250
                                                   --------      --------
Long-Term Debt, Less Current Maturities.......       61,549        76,922
                                                   --------      --------
Minority Interest.............................       14,841         7,398
                                                   --------      --------

Commitments and Contingent Liabilities

Stockholders' Equity:
  Preferred stock, no par value; authorized
     4,834,237 shares; none issued............           --            --
  Common stock, par value of $0.01;
     authorized 50,000,000 shares;
     issued 17,202,783 and 16,524,135 shares..          172           165
  Additional paid-in capital..................      280,467       276,637
  Accumulated deficit.........................     (151,850)     (178,510)
  Cumulative translation adjustment...........         (530)          (23)
  Treasury stock, 12,797, and 12,248 shares...          (35)          (31)
  Other.......................................       (1,305)         (164)
                                                   --------      --------
    Total stockholders' equity................      126,919        98,074
                                                   --------      --------
      Total Liabilities and
      Stockholders' Equity....................     $237,727      $228,948
                                                   ========      ========

- -----------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                              OAK INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               1993        1992        1991
                                             --------    --------    --------
Net Sales..................................  $219,562    $143,249    $124,366
                                             --------    --------    --------
Costs, Expenses and Other Income (Expense):
  Cost of sales............................  (144,706)   (110,582)    (95,883)
  Selling, general and administrative
     expenses..............................   (38,207)    (27,907)    (26,148)
  Interest expense.........................    (7,795)     (1,405)     (1,798)
  Interest income..........................       731       1,248       1,976
  Equity in net income of affiliated
     companies.............................     1,673       2,296       1,783
  Other income (expense)...................    (4,991)      1,849      (2,579)
                                             --------    --------    --------
      Total costs, expenses and other
         income (expense)..................  (193,295)   (134,501)   (122,649)
                                             --------    --------    --------
Income from Continuing Operations before
  Income Taxes and Minority Interest.......    26,267       8,748       1,717
Income Tax Benefit.........................     7,836       1,640       3,548
Minority Interest in Net Income
  of Subsidiaries..........................    (7,443)         --          --
                                             --------    --------    --------
Income from Continuing Operations..........    26,660      10,388       5,265
Income from Discontinued Operations........        --         550         305
Cumulative Effect of Change in
  Accounting Principle.....................        --       3,500          --
                                             --------    --------    --------
Net Income.................................  $ 26,660    $ 14,438    $  5,570
                                             ========    ========    ========
Income per Common Share:
  Primary:
    Continuing operations...............     $   1.47    $    .60    $    .32
    Discontinued operations.............           --         .03         .02
    Cumulative effect of change in
      accounting principle..............           --         .20          --
                                             --------    --------    --------
    Net Income per Common Share.........     $   1.47    $    .83    $    .34
                                             ========    ========    ========
  Fully-diluted:
    Continuing operations...............     $   1.47    $    .59    $    .32
    Discontinued operations.............           --         .03         .02
    Cumulative effect of change in
      accounting principle..............           --         .20          --
                                             --------    --------    --------
    Net Income per Common Share.........     $   1.47    $    .82    $    .34
                                             ========    ========    ========

- --------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                              OAK INDUSTRIES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31
                            (DOLLARS IN THOUSANDS)

                                                ADDITIONAL               CUMULATIVE
                                      COMMON     PAID-IN   ACCUMULATED   TRANSLATION   TREASURY
                                       STOCK     CAPITAL     DEFICIT     ADJUSTMENT      STOCK      OTHER     TOTAL
                                      -------   --------   -----------   -----------   --------   --------   --------
Balance, December 31, 1990.........   $16,514   $260,245   $(198,518)      $ 556         $(31)    $  (488)   $ 78,278
Net income.........................        --         --       5,570          --           --          --       5,570
Current year translation adjustment        --         --          --          15           --          --          15
Other..............................         4         --          --          --           --         315         319
                                      -------   --------   ----------     -------      --------   --------   --------
Balance, December 31, 1991.........    16,518    260,245    (192,948)        571          (31)       (173)     84,182
Net income.........................        --         --      14,438          --           --          --      14,438
Current year translation adjustment        --         --          --        (594)          --          --        (594)
Reduction of par value.............   (16,359)    16,359          --          --           --          --          --
Other..............................         6         33          --          --           --           9          48
                                      -------   --------   ----------     -------      --------   --------   --------
Balance, December 31, 1992.........       165    276,637    (178,510)        (23)         (31)       (164)     98,074
Net income.........................        --         --      26,660          --           --          --      26,660
Current year translation adjustment        --         --          --        (507)          --          --        (507)
Exercise of warrants...............         5      3,235          --          --           --          --       3,240
Employee notes receivable..........        --         --          --          --           --      (1,305)     (1,305)
Other..............................         2        595          --          --           (4)        164         757
                                      -------   --------   ----------     -------      --------   --------   --------
Balance, December 31, 1993.........   $   172   $280,467   $(151,850)      $(530)        $(35)    $(1,305)   $126,919
                                      =======   ========   ==========     =======      ========   ========   ========

- ------------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             OAK INDUSTRIES INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31
                           (DOLLARS IN THOUSANDS)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

                                               1993        1992        1991
                                             --------    --------    --------
OPERATING ACTIVITIES:
  Income from continuing operations........  $ 26,660    $ 10,388    $  5,265
  Adjustments to reconcile income
   from continuing operations to net
   cash provided by operations:
    Depreciation and amortization..........    10,328       5,322       5,093
    Change in minority interest............     7,443          --          --
    Gain on the sale of minority
     interest investment...................        --      (2,700)         --
    Undistributed earnings of
     affiliated companies..................    (1,356)     (1,865)     (1,485)
    Change in assets and liabilities,
     net of effects from acquisition
     of businesses:
      Receivables..........................    (1,152)      1,239       1,002
      Inventories..........................     1,681       3,391       5,220
      Accounts payable and accrued
       liabilities.........................    (1,464)     (1,255)     (4,366)
      Deferred compensation and pensions...    (1,984)     (1,088)     (3,391)
      Deferred income taxes................    (6,734)     (2,529)         (8)
      Other................................    (2,120)       (292)      2,803
                                             --------    --------    --------
       Net cash provided by
       continuing operations..............     31,302      10,611      10,133
                                             --------    --------    --------
INVESTING ACTIVITIES:
  Capital expenditures.....................    (7,018)     (4,111)     (4,667)
  Acquisition of businesses................    (1,594)    (16,734)     (7,529)
  Minority interest investment.............        --        (900)         --
  Proceeds from the sale of minority
   interest investment.....................        --       3,717          --
  Loans to employees.......................    (1,360)         --          --
  Other....................................       265         499         562
                                             --------    --------    --------
      Net cash used in investing activities    (9,707)    (17,529)    (11,634)
                                             --------    --------    --------

FINANCING ACTIVITIES:
  Principal payments on long-term
   borrowings..............................   (22,655)     (1,660)        (70)
  Retirement of long-term debt.............        --      (4,071)     (5,365)
  Cash restricted for letter of credit.....        --      (6,000)         --
  Reduction in cash restricted for
   letter of credit........................     6,000          --          --
  Exercise of warrants.....................     3,240          --          --
  Other....................................       757          12          --
                                             --------    --------    --------
      Net cash used for financing
      activities...........................   (12,658)    (11,719)     (5,435)
                                             --------    --------    --------
Effect of exchange rate changes............      (507)       (594)         15
                                             --------    --------    --------
Net cash provided by discontinued
 operations................................        --         550          --
                                             --------    --------    --------
Net change during year.....................     8,430     (18,681)     (6,921)

Balance, beginning of year.................    18,937      37,618      44,539
                                             --------    --------    --------
Balance, end of year.......................  $ 27,367    $ 18,937    $ 37,618
                                             ========    ========    ========

- -----------------
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

(1) STATEMENT OF ACCOUNTING POLICIES:

Following are the significant financial and accounting policies of the
Company:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant transactions between the Company and its subsidiaries are eliminated.

MINORITY INTEREST

     Minority interest represents the minority stockholders' proportionate share of the equity and the income or loss of Connector and Gilbert (See Note
2). The minority interest in the income of these operations was insignificant in 1992.

INVESTMENTS IN AFFILIATES

     The Company owns a 49% interest in TV Station WSNS, which broadcasts Spanish language programming in the Chicago metropolitan area, and a 45% interest in O/E/N India Ltd., located in Cochin, Kerala, India, which assembles and markets relays and switches for the Indian market. Investments in these affiliated companies are recorded at cost plus equity in undistributed earnings. The cumulative amount of these undistributed earnings included in consolidated accumulated deficit at December 31, 1993 and 1992 was approximately $8,292,000 and $6,937,000, respectively. Dividends received from these affiliated companies were $317,000, $431,000 and $298,000 for 1993, 1992, and 1991, respectively. Summarized financial information of TV Station WSNS as of and for the year ended December 31 is as follows (dollars in thousands):

                                               1993        1992        1991
                                             --------    --------    --------
Current assets.............................  $ 5,155     $10,298     $ 7,134
Non-current assets.........................   21,443       4,247       3,135
Current liabilities........................    2,166       2,627       1,515
Net revenues...............................   13,496      12,827      11,237
Gross profit...............................    4,822       4,463       3,808
Net income.................................    4,413       4,589       3,965

TRANSLATION OF FOREIGN CURRENCIES

     The financial statements of foreign subsidiaries are translated into U.S. dollars in accordance with FAS 52. Under this statement, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments, if any, are made directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in net income when realized.

REVENUE RECOGNITION

     Revenues from product sales are recognized at the time products are shipped.

INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out basis) or market. Inventory costs, which include material, labor and factory manufacturing expenses, are as follows (dollars in thousands):

                                     DECEMBER 31,
                                   ----------------
                                     1993     1992
                                   -------   -------
Raw materials....................  $ 8,736   $ 7,756
Work in process..................   15,419    16,572
Finished goods...................    7,170     8,133
                                   -------   -------
                                   $31,325   $32,461
                                   =======   =======

PLANT AND EQUIPMENT

     Plant and equipment are stated at cost. Replacements and improvements are capitalized, while repairs and maintenance costs are charged to expense as incurred. Depreciation is provided under the straight-line method over the following useful lives:

          Buildings..................  10 to 40 years
          Machinery and equipment....   3 to 15 years
          Furniture and fixtures.....   5 to 15 years

     The cost and accumulated depreciation of items sold or retired are removed from the plant and equipment accounts and any resulting profit or loss is recognized currently.

INTANGIBLE ASSETS

     Goodwill and other intangibles, and the related amortization are as follows (dollars in thousands):

                                                  OTHER
                                  GOODWILL     INTANGIBLES      TOTAL
                                  --------     -----------     -------
Balance, December 31, 1991.......  $ 6,594       $2,683        $ 9,277
Additions........................   63,954           32         63,986
Amortization.....................     (306)        (543)          (849)
                                   -------       ------        -------
Balance, December 31, 1992.......   70,242        2,172         72,414
Additions........................    1,112           16          1,128
Amortization.....................   (2,057)        (486)        (2,543)
                                   -------       ------        -------
Balance, December 31, 1993.....    $69,297       $1,702        $70,999
                                   =======       ======        =======

     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets. Goodwill is being amortized on the straight-line method over periods of 15 to 40 years. Other intangibles, including patents and engineering drawings are stated at cost and amortized on the straight-line method over periods of 7 to 17 years.

CAPITALIZED DEBT COSTS

     The Company capitalizes all costs related to the issuance of debt. The resulting capitalized debt costs ($2,232,000 and $3,261,000 at December 31, 1993 and 1992, respectively) are classified as "Other assets" on the consolidated balance sheet. The capitalized debt costs related to each debt issue are amortized to expense under the interest method over the life of the respective debt issue. During the years 1993, 1992 and 1991 the Company amortized $1,318,000, $93,000 and $38,000, respectively, of capitalized debt costs.

INCOME TAXES

     Effective January 1, 1992, the Company adopted FAS 109, "Accounting for Income Taxes". FAS 109 requires the recognition of deferred tax assets and liabilities for the difference between the financial statement and tax bases of assets and liabilities utilizing current tax rates. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and operating loss and credit carryforwards. Deferred tax benefit or expense represents the change in the deferred tax asset or liability balances. Previously, the Company used the FAS 96 asset and liability approach which gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

RESEARCH AND DEVELOPMENT

     Research and development costs, expensed as incurred, were $3,345,000, $1,361,000 and $821,000 in 1993, 1992 and 1991, respectively.

EARNINGS PER COMMON SHARE

     Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding as follows:

                                            1993         1992         1991
                                         ----------   ----------   ----------
Primary................................  18,100,104   17,309,489   16,505,446
Fully-diluted..........................  18,100,104   17,666,745   16,505,446

     Effective May 13, 1993, the Company's stockholders approved a one-for-five reverse stock split of the Company's common stock (the "Reverse Split"). All share amounts and earnings per share amounts have been restated to reflect the Reverse Split.

CASH EQUIVALENTS

     The Company's cash equivalents represent funds invested in a variety of liquid short-term instruments with maturities of less than three months. The carrying amount of these instruments approximates fair value.

CONSOLIDATED STATEMENT OF CASH FLOWS

     Supplementary information for the consolidated statement of cash flows is as follows (dollars in thousands):

     Cash paid during the year for:

                                               1993        1992        1991
                                             --------    --------    --------
Interest...................................  $ 6,280     $ 1,260     $ 1,770
Income taxes...............................  $ 4,890     $   568     $   817

Details of businesses acquired were as follows:

                                               1993        1992        1991
                                             --------    --------    --------
Assets acquired............................  $ 1,594     $118,470    $ 8,489
Liabilities assumed........................       --      (12,364)      (960)
Debt assumed...............................       --      (82,888)        --
Minority interest cash investment..........       --       (3,400)        --
                                             --------    --------    --------
Cash paid..................................    1,594       19,818      7,529
Cash acquired..............................       --       (3,084)        --
                                             --------    --------    --------
Net cash paid..............................  $ 1,594     $ 16,734    $ 7,529
                                             ========    ========    ========

RECLASSIFICATIONS

Certain items in the 1992 and 1991 financial statements have been reclassified to conform with the 1993 presentation.

(2) ACQUISITIONS:

     On December 23, 1992, the Company, along with Bain Capital, through their acquisition company, Connector Holding Company ("Connector"), acquired 85% of the outstanding stock of Gilbert Engineering Co., Inc. ("Gilbert"), a Glendale, Arizona and Amboise, France manufacturer and supplier of specialty connectors to the cable television, local area network, microwave and high-end specialty precision markets. Management of Gilbert retained ownership of the remaining 15% of Gilbert. The Company has the right of first refusal should Gilbert management wish to sell their shares in Gilbert. If the Company refuses the offer, Gilbert management may, after a specified period of time and at its option, exchange its shares of Gilbert for 282,353 shares of the Company's common stock (see Note 5 - Exchangeable Shares). The Company owns 80% of Connector, with Bain Capital owning the other 20%. Bain may at any time after December 22, 1995 require Oak to buy and Oak may at any time after December 22, 1996 require Bain to sell its outstanding shares in Connector at a price determined according to the terms of the stockholders agreement entered into by Oak and Bain at the time of the acquisition. The Company's shares of Connector have been pledged to Bain Capital to secure the financial obligations of the Company under the stockholders agreement.

     The aggregate purchase price was approximately $106,900,000, including refinancing of existing debt of Gilbert and transaction expenses. The purchase price was financed with (i) a $13,600,000 cash equity investment by the Company, (ii) a $3,400,000 cash investment by Bain Capital, (iii) a $3,000,000 junior subordinated note issued by Connector to the Company, (iv) an aggregate of $10,000,000 of 8% senior subordinated promissory notes issued by Connector to the selling stockholders of Gilbert, and (v) $76,900,000 of senior indebtedness of Gilbert provided by General Electric Capital Corporation. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated statement of operations. Goodwill resulting from this acquisition of approximately $59,737,000 in the United States and $2,773,000 in France is being amortized over 40 and 15 years, respectively. The transaction also resulted in the recording of a deferred tax asset of approximately $16,200,000 which reflects the expected future benefit from the utilization of the Company's net operating loss carryforwards to offset Gilbert's taxable income (see Note 8).

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Gilbert as if the acquisition had occurred at the beginning of 1992, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on the acquisition debt, related income tax effects, and minority interest. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Gilbert had constituted a single entity during such period.

(Dollars in thousands, except per share amounts.)

                                          December 31, 1992
                                             (Unaudited)
                                          -----------------
Net sales..............................       $211,618
Income from continuing operations......         19,111

Income from continuing operations
  per common share:
     Primary...........................           1.10
     Fully-diluted.....................           1.08

     On September 10, 1992, the Company acquired all of the outstanding common stock of H.E.S. International, Inc. ("H.E.S."), a manufacturer of hermetically sealed packages used by manufacturers of quartz crystals, for approximately $2,800,000 in net cash and a $257,000 note. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated statement of operations. Goodwill resulting from this acquisition is being amortized over 25 years.

     On January 12, 1993, the Company acquired the assets of the hybrid oscillator business of Spectrum Technology Inc., a subsidiary of Datum Inc., for approximately $1,594,000 in cash, including consolidation costs. The acquisition was accounted for as a purchase and, accordingly, operating results of the business subsequent to the date of acquisition were included in the Company's consolidated statement of operations. Goodwill resulting from this acquisition is being amortized over 15 years.

     On January 4, 1991, the Company acquired the assets of Standard Grigsby, Inc. ("SGI"), a manufacturer of switches for industrial and commercial applications, including the stock of SGI de Mexico, S.A. de C.V. for approximately $7,529,000 in cash and the assumption of certain liabilities. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated statement of operations. Goodwill resulting from this acquisition is being amortized over 25 years.

(3) DISCONTINUED OPERATIONS:

     On August 3, 1990, the Company sold the assets of its wholly-owned Oak Communications Inc. subsidiary, including the stock of the Taiwan manufacturing subsidiary, Oak Industries Taiwan Ltd., for $7,065,000 (subject to post-closing adjustment) including a note for $2,000,000 and the assumption of certain liabilities. During 1992, the Company and the buyer reached an agreement on the post-closing adjustment and determined the final sale price to be $6,565,000 with the buyer paying the Company an additional $1,500,000 through March 30, 1994. The agreement was renegotiated in December 1992 to settle certain outstanding litigation. This agreement required the buyer to pay a total of $1,385,000 to the Company as settlement of the purchase price dispute, for use of the Company's trademark and to reimburse certain expenses. During 1992, $1,200,000 was received related to these matters. Income from discontinued operations in 1992 includes $800,000 net of related expenses and $400,000 is included in other income. During 1993, the final $185,000 was received related to these matters and is included in other income.

     During 1991, a gain on sale of discontinued operations of $305,000 was recorded as a result of the resolution of various commitments and other matters related to the Company's 1984 disposal of STV and related operations.

(4) INDEBTEDNESS:

Long-term debt at December 31 is summarized as follows (dollars in thousands):

                                                DECEMBER 31,
                                             ----------------
                                               1993     1992
                                             -------   -------
Gilbert Engineering borrowings:
  Term Loan A.............................   $43,334   $62,000
  Term Loan B.............................     7,123     8,957
  Revolving Credit Facility...............       237       785
Connector Holding Company Senior
  Subordinated Notes......................     6,250     5,925
Nordco borrowings.........................     5,600     7,000
Other.....................................       551       758
                                             -------   -------
                                              63,095    85,425
Less -
  Current maturities......................    (1,546)   (8,503)
                                             -------   -------
                                             $61,549   $76,922
                                             =======   =======

     In connection with its acquisition by the Company, Gilbert entered into a credit agreement with General Electric Capital Corporation dated as of December 23, 1992 and amended on April 1, 1993. The Gilbert borrowings under this agreement are collateralized by the assets, excluding the common stock of its foreign subsidiary, and the common stock of Gilbert and are non-recourse to the Company. Gilbert must meet certain financial covenants related to fixed charge coverage, interest coverage and earnings targets. The credit agreement will not allow Gilbert to pay cash dividends to the Company.
Gilbert is required to make mandatory debt payments equal to 90% of its annual cash flow from operations less capital expenditures and other expenditures as defined in the credit agreement. As a result of the agreement to make these mandatory debt payments, in January 1994, Gilbert will borrow $10,005,000 on the revolving credit facility and use $7,123,000 to pay off Term Loan B in its entirety and $2,882,000 to pay down Term Loan A. Term Loan A bears interest at LIBOR plus 3.0% or prime plus 1.5% and is repayable from 1995 through 1997. The revolving credit facility, which expires and is repayable on December 23, 1997 and bears interest at LIBOR plus 3.0% or prime plus 1.5%, provides for borrowings up to $21,000,000 at December 31, 1993 decreasing at each quarter end through 1994 to $10,000,000 at December 31, 1994. The book value of these borrowings approximates fair value.

     In connection with the acquisition of Gilbert, Connector issued $10,000,000 of 8.0% senior subordinated notes to the sellers of Gilbert. These notes are recorded net of original issue discount ($3,750,000 at December 31, 1993) based on an interest rate of 18.5%. These notes are subordinated to the Gilbert borrowings described above and mature on December 23, 1999. The net book value of these borrowings approximates fair value.

     In December 1987, the Nordco Inc. ("Nordco") subsidiary entered into a $13,000,000 financing agreement. Borrowings under this agreement are secured by Nordco common stock pledged by the Company. Warrants to purchase 150,000 shares of the Company's common stock were issued in consideration for execution of the financing agreement (see Note 5). Under the term loan portion of the agreement, Nordco borrowed $7,000,000 at an interest rate of 12.05%. The principal amount of the debt of $5,600,000 at December 31, 1993 is repayable in equal semi-annual installments from 1994 through 1997. Based on the borrowing rates currently available, the fair value of this debt is approximately $6,200,000 at December 31, 1993.

     In September 1993, the Company entered into a new revolving credit facility with a group of banks, increasing available borrowings from $15,000,000 to $30,000,000. The new facility, which is available through December 1995, is at various interest rates at the Company's option based on the prime rate or LIBOR. Borrowings under the facility are secured by the Company's pledge of the outstanding capital stock of certain of the Company's subsidiaries. At December 31, 1993, there were no borrowings outstanding under this facility.

     Scheduled maturities of long-term debt at December 31, 1993 are as follows (dollars in thousands):

                                             December 31
                                            --------------
1994...................................        $ 1,546
1995...................................         16,158
1996...................................         17,903
1997...................................         21,094
1998...................................              0
Thereafter.............................         10,144

(5) CAPITAL STOCK:

COMMON STOCK

     At December 31, 1990, Invesco MIM Management Limited ("MIM"), an international fund management company based in the United Kingdom, and various funds that MIM advises held approximately 3,660,000 shares of the Company's common stock and warrants for the purchase of 600,000 common shares. In 1992, MIM and its clients sold approximately 520,000 shares of the Company's common stock. In November 1992, a MIM client was liquidated and an aggregate of 2,275,540 shares and warrants for the purchase of 420,000 shares were transferred to MIM and a successor fund, Second Consolidated Trust plc ("Second Consolidated"). At December 31, 1992, MIM and its clients held approximately 1,696,000 shares and warrants for the purchase of 333,000 shares while Second Consolidated held approximately 1,445,000 shares and warrants for the purchase of 267,000 shares. In January 1993, a client of MIM for which one of the Company's directors is the managing director transferred its management contract from MIM to another fund management company. As a result, the holdings managed by MIM decreased by 430,000 common shares and warrants for the purchase of 60,000 shares. In December 1993, MIM and its clients and Second Consolidated sold approximately 1,103,000 shares and 693,000 shares, respectively, including those obtained from the exercise of warrants, in a secondary offering pursuant to registration rights under a 1989 agreement between the Company and MIM. In addition, MIM and its clients sold approximately 345,000 shares during 1993. At December 31, 1993, MIM and its clients held approximately 91,000 shares and Second Consolidated held approximately 1,019,000 shares.

     In connection with the secondary offering in December 1993, the Company lent $1,305,000 to its corporate officers and certain key divisional managers for the purchase of 90,000 shares of the Company's stock from the selling shareholders. The principal amount of such loans is repayable in full in February 1997, with interest on such loans accruing at prime plus 0.5% per annum, payable annually in February of each year beginning in 1995 until maturity. These loans, which are included in stockholders' equity on the balance sheet, are secured by the common stock purchased and certain other amounts owed to such individuals by the Company.

     Effective May 13, 1993, the Company's stockholders approved a one-for-five reverse stock split of the Company's common stock (the "Reverse Split"). All share amounts and earnings per share amounts have been restated to reflect the Reverse Split.

     On June 3, 1992, the Company's shareholders approved an amendment to the Restated Certificate of Incorporation, as amended, to change the par value of the Company's common stock from $1.00 per share to $.01 per share resulting in a reduction of "Common stock" and an increase of "Additional paid-in capital" of $16,359,000 on the consolidated balance sheet.

PREFERRED STOCK

     At December 31, 1993 and 1992, there were 4,834,237 shares of authorized preferred stock without par value available for issuance. The Company has no issues of preferred stock outstanding.

WARRANTS

     The Company, in conjunction with the 1987 Nordco financing (see Note 4), issued Series E warrants to purchase 150,000 shares of common stock to the lender in consideration for execution of the financing agreement.

     The Company issued Series F warrants in conjunction with the sale of common stock to MIM (see Common Stock). In December 1993, warrants for the purchase of 540,000 shares of common stock were exercised.

     Under the terms of the warrant agreements, the exercise price of the warrants and the number of shares purchasable with each warrant are adjusted whenever common stock is issued at a share price below the current market value. At December 31, 1993, the following warrants were outstanding:

                           Number       Exercise        Expiration
                          of Shares      Price             Date
                          ---------     --------     ----------------
Warrant Series E.......   150,000        $6.00       December 1, 1997
Warrant Series F.......    60,000        $6.00       January 25, 1996

EXCHANGEABLE SHARES

     In connection with the Company's 1992 acquisition of Gilbert, the Company issued options under the 1992 Non-qualified Stock Option Plan (see Note 6) pursuant to which Gilbert management may, beginning in 1995, exchange their shares in Gilbert for 282,353 shares of the Company's common stock.

(6) STOCK OPTIONS AND AWARDS:

1982 INCENTIVE STOCK OPTION PLAN

     The 1982 Incentive Stock Option Plan provides for the issuance of up to 435,400 shares of common stock to key full-time salaried employees at the market value of the stock on the date of the grant. The options vest over periods of three to five years from the date the options are granted. This plan expired on May 16, 1992 and no new options may be granted under this plan.

1986 STOCK OPTION AND RESTRICTED STOCK PLAN

     The 1986 Stock Option and Restricted Stock Plan provides for the issuance of up to 600,000 shares of common stock to executives and key employees of the Company at not less than 100% of the market value of such shares on the date of the grant. The options vest over periods of three to four years from the date the options are granted.

1988 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS

     The 1988 Stock Option Plan for Non-Employee Directors of Oak Industries Inc. provides for the issuance of up to 100,000 shares of common stock to non-employee directors at the market value of the stock on the date of the grant. The options vest over a four-year period from the date the options are granted.

1992 STOCK OPTION AND RESTRICTED STOCK PLAN

     The 1992 Stock Option and Restricted Stock Plan provides for the issuance of up to 1,000,000 shares of common stock to non-employee directors, executives, and key employees of the Company at the market value of such shares on the date of the grant. The options granted under this plan to date vest over a three year period from the date the options are granted.

1992 NON-QUALIFIED STOCK OPTION PLAN

     The 1992 Non-Qualified Stock Option Plan provides for the issuance of up to 500,000 shares of common stock to employees, consultants and advisors of the Company but not to officers and directors. Options become exercisable and terminate as determined by the Compensation Committee and as detailed in the Stock Option Agreements for each grant. The options granted under this plan to date have been granted at the market value of the common stock on the date of grant. In addition to the shares described under "Exchangeable Shares" in
Note 5 above, 120,000 of such options have been granted and vest over a three year period.

STOCK OPTION SUMMARY

                                           Shares          Option Price
                                          ---------     ------------------
Outstanding at December 31, 1990....        620,550      $3.15  to  $59.40
  Granted...........................        343,400      $4.05  to   $5.00
  Expired or cancelled..............       (112,200)     $4.05  to   $5.65
                                          ---------
Outstanding at December 31, 1991....        851,750      $3.15  to  $59.40
  Granted...........................        755,400      $4.05  to  $11.25
  Expired or cancelled..............        (56,300)     $4.05  to  $59.40
  Exercised.........................        (10,750)     $4.15  to   $5.65
                                          ---------
Outstanding at December 31, 1992....      1,540,100      $3.15  to  $11.25
  Granted...........................        200,665     $16.50  to  $17.50
  Expired or cancelled..............        (88,835)     $4.06  to  $11.25
  Exercised.........................       (137,751)     $3.15  to  $11.25
                                          ---------
Outstanding at December 31, 1993....      1,514,179      $4.06  to  $17.50
                                          =========
Exercisable at December 31, 1993....        828,986
                                          =========
Available for grant at
  December 31, 1993.................        483,985
                                          =========
Available for grant at
  December 31, 1992.................        636,183
                                          =========

     There were 2,280,517 shares of common stock reserved for issuance in connection with the Company's stock option and award plans at December 31, 1993. Options issued under all option plans, if not exercised, expire ten years from the date of grant.

(7) POSTRETIREMENT BENEFITS:

     The Company has a number of noncontributory pension plans covering substantially all of its employees. Benefits under the plans are generally based on years of service and employees' compensation during the last years of employment or a specified dollar benefit. It is the Company's policy to fund at least the minimum amount required by ERISA for each plan.

	Net periodic pension cost for all defined benefit plans was comprised of the following (dollars in thousands):

                                                           1993        1992        1991
                                                         --------    --------    --------
Service costs - benefits earned during the period.....   $  666      $  686      $  569
Interest cost on projected benefit obligation.........    2,376       2,328       2,113
Actual return on assets...............................   (2,700)     (1,382)     (3,624)
Net amortization and deferral.........................      506        (235)      2,121
                                                         ------      ------      ------
Net periodic pension cost.............................   $  848      $1,397      $1,179
                                                         ======      ======      ======

     The following table sets forth the funded status of all defined benefit plans at December 31, 1993 and 1992 (dollars in thousands):


                                                                  1993                                 1992
                                                     -------------------------------     -------------------------------
                                                     Assets Exceed     Accumulated       Assets Exceed     Accumulated
                                                      Accumulated    Benefits Exceed      Accumulated    Benefits Exceed
                                                       Benefits           Assets           Benefits           Assets
                                                     -------------   ---------------     -------------   ---------------
Actuarial present value of benefit obligations:
  Vested..........................................       $690            $27,961              $521           $24,268
  Nonvested.......................................          7                580                 7               553
                                                         ----            -------              ----           -------
  Accumulated benefit obligation..................       $697            $28,541              $528           $24,821
                                                         ====            =======              ====           =======

Fair value of assets..............................       $838            $22,558              $676           $20,272
Less: Projected benefit obligation................        930             31,470               760            28,741
                                                         ----            -------              ----           -------
Underfunded plans.................................        (92)            (8,912)              (84)           (8,469)
Unrecognized transition liability.................         11                176                13               205
Unrecognized prior service costs..................          1                539                 1               831
Unrecognized net loss.............................        182              2,717               153             1,036
Additional liability..............................         --               (283)               --              (170)
                                                         ----            -------              ----           -------
Accrued pension cost..............................       $102            $(5,763)             $ 83           $(6,567)
                                                         ====            =======              ====           =======

     In 1993 and 1991, the Company incurred curtailments in several plans as a result of reduced employment levels and plan design changes. The impact of these curtailments were gains of $359,000 in 1993 and $678,000 in 1991. The 1991 curtailment gain was included in the reorganizations and facility consolidation charges recorded during 1991.

     The projected benefit obligation was determined using an assumed discount rate of 7.5% for 1993 and 8.5% for 1992 and 1991 and an assumed rate of compensation increase of 5.0% for 1993 and 6.0% for 1992 and 1991. The expected long-term rate of return on plan assets was 9.0% for all three years.

     The assets of the plans at December 31, 1993 and 1992 consist principally of common stocks, bonds, cash equivalents and real estate.

     The Company has defined contribution plans covering substantially all full-time employees who meet certain eligibility requirements. Contributions by the Company and the employees are determined according to salary-based formulas. Pension expense recognized by the Company related to these plans was $1,014,000, $382,000 and $280,000 in 1993, 1992 and 1991, respectively.
The Company allows certain employees aged 55 or older and with 10 or more years of service to retire and continue their medical and/or dental coverage until age 65. In most cases, retirees are responsible for paying premiums to the Company to continue coverage.

     In the first quarter of 1993, the Company adopted FAS 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." This statement changes the past practice of accounting for the cost of postretirement benefits from a pay-as-you-go (cash) basis to an accrual basis. Under the new statement, the expected cost of providing those benefits to an employee, the employee's beneficiaries, and covered dependents will be recognized in the years that the employee renders the necessary service. The accumulated postretirement benefit obligation as of January 1, 1993 was $1,096,000. In determining the present value of the accumulated postretirement benefit obligation, none of which has been funded, the Company used a 15 percent health care cost trend rate for 1993, decreasing 1 percent per year until 1998, then decreasing 1/2 percent per year until leveling off at 5 percent. A 1 percent increase in the trend rate would increase the accumulated postretirement obligation by approximately 12 percent. The weighted average discount rate used was 7.5 percent. The Company has elected to amortize this transition obligation over 20 years in accordance with the provisions of FAS
106. The effect on the financial statements of the adoption of this statement is not material in 1993 and is not expected to be material in the future.

     The Financial Accounting Standards Board has issued FAS 112 "Employers' Accounting for Postemployment Benefits". This statement changes the past practice of accounting for the cost of certain postemployment benefits from a pay-as-you-go (cash) basis to an accrual basis. Management does not expect the effect of the adoption of this statement in 1994 to be material to the Company's financial statements.

(8) INCOME TAXES

     Pretax income from continuing operations for the years ended December 31 consists of the following sources (dollars in thousands):

                                               1993        1992        1991
                                             --------    --------    --------
Domestic..................................    $25,284     $7,476      $  984
Foreign...................................        983      1,272         733
                                              -------     ------      ------
                                              $26,267     $8,748      $1,717
                                              =======     ======      ======

     The income tax benefit for the years ended December 31 consists of the following (dollars in thousands):

                                               1993        1992        1991
                                             --------    --------    --------
Current -
  Federal (a).............................    $3,782      $ (203)     $3,900
  Foreign.................................      (255)       (528)       (278)
  State and local.........................    (2,156)       (129)        (74)
                                              ------      ------      ------
                                               1,371        (860)      3,548

Deferred -
  Benefit from federal rate increase......       465          --          --
  Benefit from change in deferred
    tax asset valuation allowance.........     6,000       2,500          --
                                              ------      ------      ------
  Total Benefit...........................    $7,836      $1,640      $3,548
                                              ======      ======      ======

- ------------------
(a) The income tax benefit in 1993 includes the receipt of $3,878,000 resulting from the settlement of an Internal Revenue Service tax dispute. The income tax benefit in 1991 includes a benefit of $3,900,000 from the favorable resolution of income tax issues for which reserves had been previously provided. These issues related to periods prior to the generation of the existing net operating loss carryforwards.


     The Company adopted FAS 109 on a prospective basis. The adjustment to the January 1, 1992 balance sheet to adopt FAS 109 amounted to $3,500,000. This amount is reflected in 1992 net income as the cumulative effect of a change in accounting principle. It primarily represents the tax benefits of net operating loss carryforwards that could not be recorded under FAS 96.

     Deferred income tax assets (liabilities) at December 31 are comprised of the following (dollars in thousands):

                                                 1993        1992
                                               -------      -------
Net operating loss carryforwards..........     $67,500      $71,000
Other.....................................      11,800       15,100
                                               -------      -------
Gross deferred tax assets.................      79,300       86,100
Gross deferred tax liabilities............      (9,300)      (6,900)
Deferred tax asset valuation allowance....     (41,300)     (57,250)
                                               -------      -------
Net deferred tax asset....................     $28,700      $21,950
                                               =======      =======

     During 1993 and 1992, the net deferred income tax asset increased by $6,465,000 and $2,500,000, respectively, reflecting the increase in the expected future benefit from the utilization of the Company's net operating loss carryforwards due to management's improved expectations of future income and an increase in the federal income tax rate. In addition, during 1992, the net deferred income tax asset increased by $16,885,000 which reflected the expected future tax benefits from the utilization of the Company's net operating loss carryforwards to offset taxable income from the Gilbert and H.E.S. acquisitions. At December 31, 1993 and 1992, deferred income tax liabilities of $650,000 and $935,000, respectively, are classified as "Other liabilities".

     The income tax benefit differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes and minority interest as a result of the following differences (dollars in thousands):

                                                               1993                1992                1991
                                                         ----------------    ----------------    ----------------
                                                         Amount   Percent    Amount   Percent    Amount   Percent
                                                         -------  -------    -------  -------    -------  -------
Computed statutory tax................................   $(9,194)  (35.0)    $(2,974)  (34.0)     $ (584)  (34.0)
Increase (decrease) in tax benefit resulting from -
  Operating loss carryforward which resulted in
     current tax benefit..............................     8,849    33.7       2,541    29.0         335    19.5
  Change in deferred tax asset valuation allowance....     6,000    22.8       2,500    28.6          --      --
  Resolution of tax issues............................     3,878    14.8          --      --       3,900   227.1
  State income taxes..................................    (2,156)   (8.2)       (129)   (1.5)        (74)   (4.3)
  Enacted federal rate change benefit.................       465     1.7          --      --          --      --
  Other...............................................        (6)     --        (298)   (3.4)        (29)   (1.7)
                                                         -------  -------    -------  -------    -------  -------
Income tax benefit....................................   $ 7,836    29.8     $ 1,640    18.7      $3,548   206.6
                                                         =======  =======    =======  =======    =======  =======

     At December 31, 1993, the Company has net operating loss carryforwards of approximately $164,000,000 for tax reporting purposes, which will, if unused, expire from 1999 to 2006. The Company has an alternative minimum tax credit carryforward of approximately $513,000 as of December 31, 1993, which may be carried forward indefinitely. The Company has investment tax credit carryforwards of approximately $3,298,000 at December 31, 1993 which, if unused, will expire from 1996 to 2001. The Company also has a research and development tax credit carryforward of approximately $809,000 at December 31, 1993 which will, if unused, expire from 1998 to 2000. The use of the carryforwards is limited to future taxable earnings of the Company. Under Federal tax law, certain potential changes in ownership of the Company, which may not be within the Company's control, may operate to restrict future utilization of these carryforwards.

(9) SEGMENT INFORMATION:

     The Company's industry and geographic data for continuing operations for the years ended December 31 are as follows (dollars in thousands):

                                                       1993        1992        1991
                                                     --------    --------    --------
INDUSTRY SEGMENTS (a)
  SALES
    Components (b).................................  $201,593    $123,375    $108,555
    Other..........................................    17,969      19,874      15,811
                                                     --------    --------    --------
      Consolidated sales...........................  $219,562    $143,249    $124,366
                                                     ========    ========    ========
  OPERATING INCOME
    Components (c).................................  $ 36,151    $  7,225    $  3,378
    Other..........................................     1,888       1,109         929
                                                     --------    --------    --------
      Operating income.............................    38,039       8,334       4,307
    Corporate expense (d)..........................    (6,381)     (1,725)     (4,551)
    Interest income (expense), net.................    (7,064)       (157)        178
    Equity income..................................     1,673       2,296       1,783
                                                     --------    --------    --------
      Income before taxes and minority interest....  $ 26,267    $  8,748    $  1,717
                                                     ========    ========    ========
  IDENTIFIABLE ASSETS
    Components.....................................  $192,019    $180,690    $ 81,975
    Other..........................................    13,104      12,024      11,260
                                                     --------    --------    --------
                                                      205,123     192,714      93,235
    Corporate assets...............................    32,604      36,234      31,277
                                                     --------    --------    --------
      Consolidated assets..........................  $237,727    $228,948    $124,512
                                                     ========    ========    ========
  DEPRECIATION AND AMORTIZATION
    Components.....................................  $  9,770    $  4,840    $  4,576
    Other..........................................       309         281         358
                                                     --------    --------    --------
                                                       10,079       5,121       4,934
    Corporate......................................       249         201         159
                                                     --------    --------    --------
      Consolidated depreciation and amortization...  $ 10,328    $  5,322    $  5,093
                                                     ========    ========    ========
  CAPITAL EXPENDITURES
    Components.....................................  $  6,905    $  3,904    $  4,433
    Other..........................................        83         166         187
                                                     --------    --------    --------
                                                        6,988       4,070       4,620
    Corporate......................................        30          41          47
                                                     --------    --------    --------
      Consolidated capital expenditures............  $  7,018    $  4,111    $  4,667
                                                     ========    ========    ========

GEOGRAPHIC AREAS
  SALES(e)
    United States:
      Unaffiliated.................................  $207,410    $136,188    $117,185
      To foreign affiliates........................       274         220         326
    Foreign:
      Unaffiliated.................................    12,152       7,061       7,181
      To United States affiliates..................       426         147         324
    Total sales between geographic areas...........      (700)       (367)       (650)
                                                     --------    --------    --------
      Consolidated sales...........................  $219,562    $143,249    $124,366
                                                     ========    ========    ========
  OPERATING INCOME
    United States..................................  $ 36,822    $  7,070    $  3,649
    Foreign........................................     1,217       1,264         658
                                                     --------    --------    --------
      Operating income.............................  $ 38,039    $  8,334    $  4,307
                                                     ========    ========    ========
  IDENTIFIABLE ASSETS
    United States..................................  $192,153    $175,171    $ 84,215
    Foreign........................................    12,970      17,543       9,020
                                                     --------    --------    --------
      Identifiable assets..........................  $205,123    $192,714    $ 93,235
                                                     ========    ========    ========

- -------------------

(a) The Company's operations serving the Components Segment manufacture connectors for CATV systems and other precision applications, frequency control devices, controls for gas and electric appliances, switches and other products which generally have the common function of controlling or regulating the flow of energy. The Other Segment represents the railway maintenance equipment and emergency lighting divisions.

(b) Sales to one customer in the Components Segment amounted to $23,241,000, $28,199,000 and $18,105,000, in 1993, 1992 and 1991, respectively. Sales to another customer in the Components Segment amounted to $18,695,000 and $18,267,000 in 1992 and 1991, respectively.

(c) The Components Segment's 1993 operating income includes a $2,900,000 charge to cover the costs associated with reorganizing its Mexican manufacturing operations, consolidating certain U.S. operations, and certain other overhead reductions.
     The Components Segment's 1992 operating income includes a $1,500,000 charge for costs related to reorganizations and facilities consolidations at certain divisions.
     The Components Segment's 1991 operating income includes a $2,590,000 charge for costs related to reorganizations and facility consolidations and a $400,000 charge related to an environmental matter at the McCoy division.

(d) Corporate expense for 1992 includes a gain of $2,700,000 related to the sale of the Company's investment in ComStream Corporation, in which the Company held a minority ownership interest.
     Corporate expense for 1991 includes $350,000 of income from the release of an excess reorganization reserve established in a prior year.

(e)  Export sales were $36,440,000, $29,282,000 and $17,271,000 for 1993,
1992, and 1991, respectively. These sales were principally to customers in North America and Europe.

(10) ACCRUED LIABILITIES:

Accrued liabilities at December 31 are summarized as follows (dollars in thousands):

                                                              1993       1992
                                                             -------    -------
Wages, bonuses, commissions, vacation, and severance....     $ 5,260    $ 4,506
Insurance...............................................       3,574      3,466
Contribution to employees' retirement income plans......       1,957      1,269
Income taxes............................................       1,529      2,975
Other...................................................       4,450      4,501
                                                             -------    -------
                                                             $16,770    $16,717
                                                             =======    =======

(11) COMMITMENTS AND CONTINGENCIES:

     Rent expense for facilities and office equipment was $3,249,000, $1,721,000 and $1,482,000 in 1993, 1992, and 1991, respectively. At December
31, 1993, the Company was committed under non-cancelable operating leases for minimum annual rentals for the next five years as follows: 1994 - $3,396,000; 1995 - $3,164,000; 1996 - $2,870,000; 1997 - $2,017,000; 1998 - $1,327,000;
thereafter - $2,272,000.

     Various pending or threatened legal proceedings by or against the Company or one or more of its subsidiaries involve alleged breaches of contract, torts and miscellaneous other causes of action arising in the course of business. Some of these proceedings involve claims for punitive damages in addition to other special relief. The Company's management, based upon advice of legal counsel representing the Company with respect to each of these proceedings, does not believe any of these proceedings will have a significant impact on the Company's consolidated financial position.

(12) OTHER INCOME (EXPENSE):

     Other income (expense) for the years ended December 31 are summarized as follows (dollars in thousands):

                                                           1993       1992       1991
                                                         --------   --------   --------
Reorganizations and facility consolidation charges....   $(2,900)   $(1,500)   $(2,240)
Amortization of intangibles...........................    (2,543)      (849)      (733)
Royalty income........................................       686      1,026      1,179
Environmental clean-up reserves.......................        --         --       (400)
Sale of minority interest investment..................        --      2,700         --
Other.................................................      (234)       472       (385)
                                                         --------   --------   --------
                                                         $(4,991)    $ 1,849   $(2,579)
                                                         ========   ========   ========

(13) Quarterly Results of Operations (Unaudited):

     The following is a summary of the unaudited quarterly results of operations for 1993 and 1992 (dollars in thousands, except per share data):

                                                               Quarter Ended
                                            -------------------------------------------------
                                             March 31     June 30   September 30  December 31     Full Year
                                            ----------  ----------  ------------  -----------     ---------
1993
  Net sales..............................    $59,223     $58,223      $51,578       $50,538        $219,562
                                             =======     =======      =======       =======        ========
  Gross margin...........................    $19,131     $19,792      $18,395       $17,538        $ 74,856
                                             =======     =======      =======       =======        ========
  Income from continuing operations......    $ 5,015     $ 5,565      $ 6,450       $ 9,630        $ 26,660
                                             =======     =======      =======       =======        ========
  Net income.............................    $ 5,015     $ 5,565      $ 6,450       $ 9,630        $ 26,660
                                             =======     =======      =======       =======        ========
  Income per common share:
    Primary:

      Continuing operations..............    $   .28     $   .31      $   .35       $   .53        $   1.47
                                             =======     =======      =======       =======        ========
      Net income.........................    $   .28     $   .31      $   .35       $   .53        $   1.47
                                             =======     =======      =======       =======        ========
    Fully-diluted:

      Continuing operations..............    $   .28     $   .30      $   .35       $   .53        $   1.47
                                             =======     =======      =======       =======        ========
      Net income.........................    $   .28     $   .30      $   .35       $   .53        $   1.47
                                             =======     =======      =======       =======        ========

1992
  Net sales..............................    $35,983     $38,204      $33,242       $35,820        $143,249
                                             =======     =======      =======       =======        ========
  Gross margin...........................    $ 9,023     $ 8,952      $ 7,253       $ 7,439        $ 32,667
                                             =======     =======      =======       =======        ========
  Income from continuing operations......    $ 2,485     $ 2,425      $ 1,186       $ 4,292        $ 10,388
                                             =======     =======      =======       =======        ========
  Net income.............................    $ 5,985     $ 2,425      $ 1,736       $ 4,292        $ 14,438
                                             =======     =======      =======       =======        ========
  Income per common share:
    Primary:
      Continuing operations..............    $   .15     $   .14      $   .07       $   .25        $    .60
                                             =======     =======      =======       =======        ========
      Net income.........................    $   .35     $   .14      $   .10       $   .25        $    .83
                                             =======     =======      =======       =======        ========
    Fully-diluted:
      Continuing operations..............    $   .15     $   .14      $   .07       $   .24        $    .59
                                             =======     =======      =======       =======        ========
      Net income.........................    $   .35     $   .14      $   .10       $   .24        $    .82
                                             =======     =======      =======       =======        ========

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED):

CONTINUING OPERATIONS

FOURTH QUARTER - 1993
     The Company recognized an income tax benefit of $6,000,000 resulting from an adjustment to its deferred income tax valuation reserve in accordance with FAS 109. This benefit caused minority interest in net income of subsidiaries to increase $1,600,000.

THIRD QUARTER - 1993
     The Company recognized a gain of $3,878,000 resulting from an Internal Revenue Service refund relating to the settlement of a tax dispute.

     The Company recognized a restructuring charge of $2,900,000 to cover the costs associated with reorganizing its Mexican manufacturing operations, consolidating certain U.S. operations, and certain other overhead reductions.

FOURTH QUARTER - 1992
     The Company recognized a gain of $2,700,000 related to the sale of its investment in ComStream Corporation, in which the Company held a minority interest.

     The Company recognized an income tax benefit of $2,500,000 resulting from an adjustment to its deferred income tax valuation reserve in accordance with FAS 109.

     The Company recognized a charge of $1,500,000 related to certain reorganizations and facilities consolidations at certain divisions.

DISCONTINUED OPERATIONS

THIRD QUARTER - 1992
     The Company recognized income of $550,000 related to an additional payment received, net of expenses, resulting from the post-closing adjustment to the sales price of its discontinued Oak Communications business.

CHANGE IN ACCOUNTING PRINCIPLE

FIRST QUARTER - 1992
     The Company recognized income of $3,500,000 related to the cumulative effect of adopting FAS 109.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the executive officers of the registrant, see "Executive Officers" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Elections of Directors" in the Proxy Statement to be filed no later than April 3, 1994 for the Annual Meeting of Stockholders to be held on May 3, 1994 which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Officers, Compensation and Other Information" in the Proxy Statement to be filed no later than April 3, 1994 for the Annual Meeting of Stockholders to be held on May 3, 1994 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Voting Securities and Stock Ownership" in the Proxy Statement to be filed no later than April 3, 1994 for the Annual Meeting of Stockholders to be held on May 3, 1994 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Transactions" in the Proxy Statement to be filed no later than April 3, 1994 for the Annual Meeting of Stockholders to be held on May 3, 1994 is incorporated herein by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(A)  LIST OF DOCUMENTS FILED AS PART OF THE REPORT:

     1.  Financial Statements

         Consolidated balance sheet at December 31, 1993 and 1992

         Consolidated statement of operations for the years ended
         December 31, 1993, 1992 and 1991

         Consolidated statement of stockholders' equity for the years ended December 31, 1993, 1992 and 1991

         Consolidated statement of cash flows for the years ended
         December 31, 1993, 1992 and 1991

         Notes to consolidated financial statements

     2.  Schedules

          II - Amounts receivable from related parties and underwriters, promoters and employees other than related parties

        VIII  -  Valuation and qualifying accounts

           X  -  Supplementary statement of operations information

     All other schedules have been omitted since the information is either not applicable, not required or is included in the financial statements or notes thereto.

     3.  Exhibit Index

     2(a) Stockholders Agreement dated as of December 22, 1992 by and among Connector Holding Company, Oak Industries Inc., Tyler Capital Fund, L.P., Tyler Massachusetts, L.P., Tyler International, L.P.-II, BCIP Associates, BCIP Trust Associates, and, solely as to Sections 1.5 and 11 thereof, Bain Venture Capital, a California limited partnership filed as Exhibit 2.1 to the Company's Amendment No. 2 to Form S-3 dated December 16, 1993 is incorporated herein by this reference.

     (3)(a) Restated Certificate of Incorporation of Oak Industries Inc. dated October 28, 1980; Certificate of Amendment of Restated Certificate of Incorporation dated May 1, 1981; Certificate of Amendment of Restated Certificate of Incorporation as Amended dated August 14, 1985; Certificate of Amendment of Restated Certificate of Incorporation as Amended dated September 30, 1986; Certificate of Amendment of Certificate of Incorporation as Amended dated July 15, 1987; Certificate of Amendment of Certificate of Incorporation as Amended dated June 3, 1992; and Certificate of Amendment of Restated Certificate of Incorporation, as Amended dated May 7, 1993 all filed as
Exhibit 3.1 to the Company's Amendment No. 1 to Form S-3 dated November 24, 1993 are incorporated herein by this reference.

     (3)(b) Bylaws of Oak Industries Inc. as amended through February 3, 1993, filed herewith.

     (4)(a) $3,000,000 Junior Subordinated Note due 2000 issued by Connector Holding Company to the Company, filed as Exhibit (4)-2 to the Company's Form 8-K dated January 6, 1993 is incorporated herein by this reference.

     (4)(b) Form of Senior Subordinated Note issued by Connector Holding Company, filed as Exhibit (4)-3 to the Company's Form 8-K dated January 6, 1993 is incorporated herein by this reference.

     (4)(c)  Series E Warrant Agreement dated December 1, 1987, filed as
Exhibit 4(k) to the Company's 1988 Annual Report on Form 10-K dated March 31, 1989, is incorporated herein by this reference.

     (10)(a) 1982 Incentive Stock Option Plan filed as Exhibit (A) to the Company's 1982 Proxy Statement is incorporated herein by this reference.

     (10)(b) 1986 Stock Option and Restricted Stock Plan for Executive and Key Employees of Oak Industries Inc. filed as Annex III to the Proxy Statement dated February 14, 1986 for a Special Meeting of Stockholders is incorporated herein by this reference.

     (10)(c) 1988 Stock Option Plan for Non-Employee Directors of Oak Industries Inc. filed as Exhibit A to the Company's Proxy Statement in connection with 1988 Annual Meeting of Stockholders filed with the Commission on April 6, 1988 is incorporated herein by this reference.

     (10)(d) 1992 Stock Option and Restricted Stock Plan filed as Exhibit A to the Company's Proxy Statement in connection with the 1992 Annual Meeting of Stockholders is incorporated herein by this reference.

     (10)(e)  Oak Industries Inc. Non-Qualified Stock Option Plan, filed as
Exhibit 10(e) to the Company's 1992 Annual Report on Form 10-K dated March 15, 1993 is incorporated herein by this reference.

     (10)(f) Agreement between the Company and MIM Ltd. dated January 25, 1989, filed as Exhibit 10(g) to the Company's 1989 Annual Report on Form 10-K dated March 28, 1990, Commission File Number 1-4474 is incorporated herein by this reference.

     (10)(g) Amended and Restated Revolving Credit Agreement between the Company and The First National Bank of Boston dated as of September 1, 1993, filed herewith.

     (10)(h) First Amendment to the Amended and Restated Revolving Credit Agreement dated as of November 1, 1993 between the Company and The First National Bank of Boston, filed herewith.

     (10)(i) Credit Agreement dated as of December 23, 1992 among General Electric Capital Corporation, Heller Financial, Inc., Gilbert Engineering Co., Inc. and Connector Holding Company, filed as Exhibit (4)-1 to the Company's Form 8-K dated January 6, 1993 is incorporated herein by this reference.

     (10)(j) Amendment No. 1 dated as of December 23, 1992 to Credit Agreement dated as of December 23, 1992 among General Electric Capital Corporation, Heller Financial, Inc., Gilbert Engineering Co., Inc. and Connector Holding Company, filed as Exhibit 10(j) to the Company's 1992 Annual Report on Form 10-K dated March 15, 1993 is incorporated herein by this reference.

     (10)(k) Amendment No. 2 dated as of February 24, 1993 to Credit Agreement dated as of December 23, 1992 among General Electric Capital Corporation, Heller Financial, Inc., Gilbert Engineering Co., Inc. and Connector Holding Company, filed as Exhibit 10(k) to the Company's 1992 Annual Report on Form 10-K dated March 15, 1993 is incorporated herein by this reference.

     (10)(l) Amendment No. 3 dated as of April 1, 1993 to Credit Agreement dated as of December 23, 1993 among General Electric Capital Corporation, Heller Financial, Inc., Gilbert Engineering Co., Inc. and Connector Holding Company filed as Exhibit 10.1 to the Company's Amendment No. 2 to Form S-3 dated December 16, 1993 is incorporated herein by this reference.

     (11) Statement regarding computation of per share earnings, filed herewith.

     (13) 1993 Annual Report to be provided no later than March 31, 1994 for the information of the Commission and not deemed "filed" as a part of the filing.

     (21)  Subsidiaries of the Company, filed herewith.

     (99)(a) Financial Statements and Financial Statement Schedules of Video 44 for the years ended December 31, 1992, 1991 and 1990, filed as Exhibit
(28)(a) to the Company's 1992 Annual Report on Form 10-K dated March 15, 1993, is incorporated herein by this reference.

(B)  REPORTS ON FORM 8-K:

     The Company filed a report on Form 8-K dated November 5, 1993 relating to
(i) its filing of a Registration Statement on Form S-3 with the Securities and Exchange Commission and (ii) certain other financial information.

             CONSENT OF INDEPENDENT ACCOUNTANTS TO INCORPORATION
                      BY REFERENCE INTO FORM S-8 FILING

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (File Nos. 33-14708, 2-71969, 33-32104, 2-83639, 33-53012, and 33-58878) of Oak
Industries Inc. of our report dated January 21, 1994 appearing previously in this Form 10-K.

                                         PRICE WATERHOUSE


Boston, Massachusetts
February 28, 1994

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         OAK INDUSTRIES INC.

Dated:  February 28, 1994                By    WILLIAM S. ANTLE III
                                               WILLIAM S. ANTLE III
                                                  President and
                                              Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        NAME                             TITLE                           DATE
        ----                             -----                           ----
 WILLIAM S. ANTLE III                    President and                   February 28,1994
(WILLIAM S. ANTLE III)                   Chief Executive Officer

 WILLIAM C. WEAVER                       Senior Vice President and       February 28, 1994
(WILLIAM C. WEAVER)                      Chief Financial Officer

 THE RT. HON. LORD STEVENS OF LUDGATE    Chairman of the Board           February 28, 1994
(THE RT. HON. LORD STEVENS OF LUDGATE)

 RODERICK M. HILLS                       Vice Chairman of the Board      February 28, 1994
(RODERICK M. HILLS)

 DANIEL W. DERBES                        Director                        February 28, 1994
(DANIEL W. DERBES)

 GEORGE W. LEISZ                         Director                        February 28, 1994
(GEORGE W. LEISZ)

 GILBERT E. MATTHEWS                     Director                        February 28, 1994
(GILBERT E. MATTHEWS)

 CHRISTOPHER H.B. MILLS                  Director                        February 28, 1994
(CHRISTOPHER H.B. MILLS)

 ELLIOT L. RICHARDSON                    Director                        February 28, 1994
(ELLIOT L. RICHARDSON)

                              OAK INDUSTRIES INC.
                                  SCHEDULE II

            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
              For the Years Ended December 31, 1993, 1992, and 1991
                           (Dollars in thousands)

                           Balance at    Increase    Balance at   Increase    Balance at   Increase    Balance at
    Name            Note    12/31/90    (Decrease)   12/31/91    (Decrease)   12/31/92    (Decrease)   12/31/93
- ---------------     -----  ----------   ----------   ----------  ----------   ----------  ----------   ----------
W. S. Antle          (1)     $ --         $ --         $ --        $ --         $ --        $ 362        $ 362
E. A. Carter        (3)(4)    578           --          578          --          578         (578)          --
M. F. Goss           (1)       --           --           --          --           --          116          116
J. P. Gwin           (3)      126           --          126          --          126           --          126
P. J. Halas          (1)       --           --           --          --           --          145          145
D. A. Himes          (1)       --           --           --          --           --          116          116
J. C. Horne          (1)       --           --           --          --           --          116          116
R. Mehra             (1)       --           --           --          --           --           44           44
J. D. Richardson     (1)       --           --           --          --           --          145          145
J. D. Richardson     (2)       --           --           --          --           --           55           55
T. F. Sheehan        (1)       --           --           --          --           --          116          116
B. J. Smith         (3)(4)    163         (163)          --          --           --           --           --
W. C. Weaver         (1)       --           --           --          --           --          145          145

- ----------------
(1) Represents promissory notes receivables with the Company's corporate officers and certain key divisional managers for the purpose of permitting such individuals to purchase stock in the secondary offering dated December 16, 1993 from the selling shareholders. The promissory notes, which are secured by the common stock purchased and certain other amounts owed to such individuals by the Company, are repayable in full on February 21, 1997, with interest on such loans accruing at a market rate and payable annually in February of each year beginning in 1995 until maturity.

(2) Represents unsecured demand promissory note for the purpose of reimbursing the individual for certain relocation costs. Interest accrues at a market rate and is payable upon demand. The principal and interest on this note will be forgiven over a three-year period provided the individual remains employed by the Company.

(3) Represents unsecured notes receivable which were due on December 15, 1990 or earlier if the related shares were sold or under certain other conditions. Interest is payable quarterly and is equal to the dividends received on the common stock of the registrant purchased and held pursuant to stock options exercised on December 15, 1980. The loans were made to enable the above former employees to exercise these options and pay income taxes generated by such exercises. The original loans made totaled $2,948,000. Loans totaling $2,822,000 have subsequently been settled. The remaining book balance of these loans at December 31, 1993 is zero, which reflects a realizability reserve.

(4) The decreases in 1993 and 1991 are primarily the result of offsetting a supplemental pension liability against the notes receivable.

                              OAK INDUSTRIES INC.
                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1993, 1992 and 1991
                            (Dollars in thousands)


ALLOWANCE FOR LOSSES IN COLLECTION

                                            1993        1992        1991
                                           ------      ------      ------
Balance, beginning of year.............    $1,030      $  674      $  763

Provision charged to selling, general,
  and administrative expenses..........       312         219         195
Recoveries of accounts previously
  written off..........................         7          35          54
Less write-off of uncollectible
  accounts.............................      (448)       (291)       (338)
Acquisition of businesses..............        --         393          --
                                           ------      ------      ------
Balance, end of year...................    $  901      $1,030      $  674
                                           ======      ======      ======

                              OAK INDUSTRIES INC.
                                  SCHEDULE X

               SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
              For the Years Ended December 31, 1993, 1992 and 1991
                            (Dollars in thousands)


                                            1993        1992        1991
                                           ------      ------      ------
Charged to costs and expenses -
  Depreciation..........................   $6,142      $4,380      $4,322
  Amortization of intangibles...........    2,543         849         733
  Amortization of other deferred
    expenses............................    1,643          93          38
  Maintenance and repairs...............    3,406       2,417       2,260

- -------------------

Note 1: Amounts for other taxes, royalties and advertising have been omitted since each is less than 1% of net sales.