Form 10-Q
period 1994-03-31
OAK INDUSTRIES INC
filed 1994-04-26
CIK 73568

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                  FORM 10-Q
                              ------------------

                   Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 1994

                         COMMISSION FILE NO. 1-4474
                         --------------------------

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

                               (617) 890-0400
                       (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of March 31, 1994, the Company had outstanding 17,214,929 shares of Common Stock, $0.01 par value per share.

=============================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

ASSETS

                                                       March 31, 1994            December 31, 1993
                                                        (Unaudited)
                                                    ---------------------      ---------------------
Current Assets:
  Cash and cash equivalents.......................               $ 26,670                   $ 27,367
  Receivables, less reserves......................                 33,313                     27,753
  Inventories:
    Raw materials.................................  $   9,574                  $   8,736
    Work in process...............................     15,626                     15,419
    Finished goods................................      7,910      33,110          7,170      31,325
                                                     --------                  ---------
  Other current assets............................                 10,063                     10,013
                                                                 --------                   --------
     Total current assets.........................                103,156                     96,458
Plant & Equipment, at cost........................     92,575                     91,373
Less - Accumulated depreciation...................    (59,359)     33,216        (57,944)     33,429
                                                     --------                  ---------
Deferred Income Taxes.............................                 22,400                     22,400
Goodwill and Other Intangible Assets, less
  accumulated amortization of $6,368 and $5,839...                 70,346                     70,999
Other Assets......................................                 14,659                     14,441
                                                                 --------                   --------
     Total Assets.................................               $243,777                   $237,727
                                                                 ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...............               $  5,103                   $  1,546
  Accounts payable................................                 10,883                      8,567
  Accrued liabilities.............................                 17,064                     16,770
                                                                 --------                   --------
     Total current liabilities....................                 33,050                     26,883
Other Liabilities.................................                  5,928                      7,535
Long-term Debt....................................                 53,712                     61,549
Minority Interest.................................                 17,027                     14,841
Stockholders' Equity:
  Common stock....................................  $     172                  $     172
  Additional paid-in capital......................    280,657                    280,467
  Accumulated deficit.............................   (144,458)                  (151,850)
  Other...........................................     (2,311)    134,060         (1,870)    126,919
                                                    ---------    --------      ---------    --------
     Total Liabilities and Stockholders' Equity...               $243,777                   $237,727
                                                                 ========                   ========

     See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                        1994          1993
                                                      --------      --------
Net sales............................................ $ 61,785      $ 59,223

Costs, expenses and other income (expense):
  Cost of sales......................................  (39,220)      (40,092)
  Selling, general and administrative expenses.......  (10,514)      (10,107)
  Interest expense...................................   (1,736)       (2,044)
  Interest income....................................      222           170
  Equity in net income of affiliated companies.......      493           352
  Other income (expense).............................     (323)         (398)
                                                      --------      --------
    Total costs, expenses and other income (expense).  (51,078)      (52,119)
                                                      --------      --------
Income from continuing operations before income
 taxes and minority interest.........................   10,707         7,104

  Income taxes.......................................   (1,129)         (558)
  Minority interest in net income of subsidiaries....   (2,186)       (1,531)
                                                      --------      --------
Net income........................................... $  7,392      $  5,015
                                                      ========      ========


Net income per common share (primary and
  fully diluted)..................................... $    .40      $    .28
                                                      ========      ========

       See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                ----------------------
                                                                  1994          1993
                                                                --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

OPERATING ACTIVITIES:
  Income from continuing operations...........................  $  7,392      $  5,015
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
      Depreciation and amortization...........................     2,527         2,564
      Change in minority interest.............................     2,186         1,531
      Change in assets and liabilities, net of effects
        from acquisition of businesses........................    (4,934)       (6,961)
      Other...................................................    (1,980)         (491)
                                                                --------      --------
Net cash provided by continuing operations....................     5,191         1,658
                                                                --------      --------
INVESTING ACTIVITIES:
  Capital expenditures........................................    (1,400)       (1,383)
  Acquisition of businesses and investments in
     unconsolidated companies.................................       --         (1,594)
  Loan to unconsolidated affiliate............................       --         (2,650)
  Other.......................................................       131           --
                                                                --------      --------
Net cash used in investing activities.........................    (1,269)       (5,627)
                                                                --------      --------
FINANCING ACTIVITIES:
  Principal repayments on long-term borrowings................    (4,368)       (6,177)
  Reduction in cash restricted for letter of credit...........       --          3,000
  Other.......................................................       (34)          --
                                                                --------      --------
Net cash used in financing activities.........................    (4,402)       (3,177)
                                                                --------      --------
Effect of exchange rate changes...............................      (217)           84
                                                                --------      --------
CASH AND CASH EQUIVALENTS:
  Net change during the period................................      (697)       (7,062)
  Balance, beginning of period................................    27,367        18,937
                                                                --------      --------
  Balance, end of period......................................  $ 26,670      $ 11,875
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                               OAK INDUSTRIES INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Oak Industries Inc. and subsidiaries as of March 31, 1994 and December 31, 1993 and the results of their operations and cash flows for the three month periods ended March 31, 1994 and 1993, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding as follows:

                                   For the Three Months
                                      Ended March 31,
                                 ------------------------
                                    1994          1993
                                 ----------    ----------
    Primary                      18,262,114    17,947,269
    Fully diluted                18,262,114    17,985,148

3. Interest paid for the three months ended March 31, 1994 and 1993 was $1,076,000 and $1,679,000 respectively. Income taxes paid for the same periods were $135,000 and $885,000, respectfully.

4. Effective May 13, 1993, the Company's stockholders approved a one-for-five reverse stock split of the Company's common stock (the "Reverse Split"). All share amounts and earnings per share amounts have been restated to reflect the Reverse Split.

5. As part of the credit agreement between Gilbert Engineering Co., Inc. ("Gilbert") and General Electric Capital Corporation, Gilbert is required to make mandatory debt payments equal to 90% of its annual cash flow from operations less capital expenditures and other expenditures as defined in the credit agreement. As a result, in January 1994, Gilbert borrowed $10,005,000 on the revolving credit facility and used $7,123,000 to pay off Term Loan B in its entirety and $2,882,000 to pay down Term Loan A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's latest Annual Report, a copy of which may be obtained by writing to Oak Industries Inc., Bay Colony Corporate Center, 1000 Winter Street, Waltham, Massachusetts, 02154.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash decreased by $0.7 million during the quarter to $26.7 million at March 31, 1994. Operations generated $5.2 million of cash during the three months ended March 31, 1994 compared to $1.7 million for the same period in the prior year. The Company used $1.4 million of cash to purchase capital equipment and cash of $4.4 million was used to repay long-term borrowings.

   At March 31, 1994, the Company had cash and unused lines of credit totaling $69.0 million of which $15.1 million was available only to Gilbert Engineering Co., Inc. and $53.9 million was available to the Company for general corporate purposes including acquisitions. The Company believes its current financial resources are sufficient to meet its continuing operating requirements, service its long-term debt, and provide for future growth.

   Although the Company operates internally with several businesses functioning as profit centers, these businesses are also managed as a group. That is, if a given business is performing strongly, corporate management may use this opportunity to invest additional funds in product development and marketing in another business. Certain agreements applicable to Gilbert limit Gilbert's ability to make distributions or advances to the Company.

RESULTS OF OPERATIONS

   The Company's operations are conducted in two industry segments, the Components Segment and the Other Segment. The Company's Components Segment manufactures connectors for CATV systems and other precision applications, frequency control devices, controls for gas and electric appliances, electromechanical switches and other products which generally have the common function of controlling or regulating the flow of energy. The Other Segment is composed of the Company's railway maintenance equipment and emergency lighting divisions.

First Quarter Results

   Consolidated sales for the first quarter of 1994 were $61.8 million, up $2.6 million, or 4.3 percent, from 1993. Components Segment sales were up $1.3 million, or 2.4 percent, and Other Segment sales increased $1.3 million, or 24.5 percent (see discussion under "Segment Data").

   Consolidated net income for the first three months of 1994 was $7.4 million compared to $5.0 million for the first three months of 1993. This $2.4 million, or 47.4 percent, increase in net income was largely due to an increase in segment operating profitability which increased $3.4 million over 1993 (see discussion under "Segment Data"). Interest expense decreased $0.3 million due to lower debt levels at Gilbert and Nordco. Income tax expense increased $0.6 million due to higher foreign and state taxes, reflecting higher earnings levels, and minority interest expense increased $0.7 million.


Segment Data ($ millions)        Sales        Operating Income
                            --------------    ----------------
                             1994     1993      1994    1993
                            -----    -----     -----    -----
Components..............    $55.3    $54.0     $12.7    $9.6
Other...................      6.5      5.2       0.8     0.5

   Components Segment sales increased $1.3 million, or 2.4 percent, compared to the first quarter of 1993. Sales of communications products increased $2.1 million, or 6.9 percent, due primarily to strong sales of connector products. Sales of controls products decreased $0.8 million, or 3.3 percent, as lower volumes of appliance control products was partially offset by higher volumes of electromechanical products. Components Segment's net outside order backlog was $49.1 million at quarter-end, up $7.6 million from a year earlier.

   First quarter operating income in 1994 for the Components Segment increased $3.1 million, or 31.8 percent, due primarily to additional profits resulting from the sales increase discussed above and an increase in sales of higher margin products. Operating income in 1993 included a one-time charge of $0.8 million resulting from the flow through of higher inventory costs resulting from valuations required in purchase accounting for the Gilbert acquisition in December 1992.

   Other Segment sales increased $1.3 million, or 24.5 percent, due to increased volume at the Company's railway maintenance equipment division and increased volume at the emergency lighting division. Operating income increased $0.3 million, or 67.8 percent, due to additional profits resulting from the volume increase and cost reductions. Net order backlog for the Other Segment increased $0.5 million from a year earlier to $1.9 million at quarter-end.

   Consolidated gross profit increased as a percentage of sales in the first quarter of 1994 to 36.5 percent from 32.3 percent in the comparable 1993 period due to higher sales volumes of higher margin products and productivity enhancements. Additionally, gross profit for the three months ended March 31, 1993 included a one-time charge of $0.8 million (1.3 percent of sales) resulting from the flow through of higher inventory costs resulting from valuations required in purchase accounting for the Gilbert acquisition in December 1992.

PART II.  OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

ITEM 2.  CHANGES IN SECURITIES

   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5.  OTHER INFORMATION

   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   Not applicable.

                              OAK INDUSTRIES INC.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OAK INDUSTRIES INC.


Date:  April 26, 1994                   /S/ WILLIAM C. WEAVER
                                            William C. Weaver
                                            Senior Vice President and
                                            Chief Financial Officer