Form 10-Q
period 1994-06-30
OAK INDUSTRIES INC
filed 1994-08-02
CIK 73568

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

                        For Quarter Ended June 30, 1994

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

As of June 30, 1994, the Company had outstanding 17,266,355 shares of Common Stock, $0.01 par value per share.

=============================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

ASSETS

                                                        June 30, 1994            December 31, 1993
                                                         (Unaudited)
                                                    ---------------------      ---------------------
Current Assets:
  Cash and cash equivalents.......................               $ 33,304                   $ 27,367
  Receivables, less reserves......................                 37,007                     27,753
  Inventories:
    Raw materials.................................  $   9,916                  $   8,736
    Work in process...............................     15,713                     15,419
    Finished goods................................      8,721      34,350          7,170      31,325
                                                     --------                  ---------
  Other current assets............................                  9,960                     10,013
                                                                 --------                   --------
     Total current assets.........................                114,621                     96,458
Plant & Equipment, at cost........................     98,813                     91,373
Less - Accumulated depreciation...................    (60,925)     37,888        (57,944)     33,429
                                                     --------                  ---------
Deferred Income Taxes.............................                 22,400                     22,400
Goodwill and Other Intangible Assets, less
  accumulated amortization of $6,984 and $5,839...                 77,750                     70,999
Other Assets......................................                 14,989                     14,441
                                                                 --------                   --------
     Total Assets.................................               $267,648                   $237,727
                                                                 ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...............               $  8,920                   $  1,546
  Accounts payable................................                 11,600                      8,567
  Accrued liabilities.............................                 19,749                     16,770
                                                                 --------                   --------
     Total current liabilities....................                 40,269                     26,883
Other Liabilities.................................                  5,985                      7,535
Long-term Debt....................................                 56,909                     61,549
Minority Interest.................................                 19,474                     14,841
Stockholders' Equity:
  Common stock....................................  $     173                  $     172
  Additional paid-in capital......................    281,015                    280,467
  Accumulated deficit.............................   (134,172)                  (151,850)
  Other...........................................     (2,005)    145,011         (1,870)    126,919
                                                    ---------    --------      ---------    --------
     Total Liabilities and Stockholders' Equity...               $267,648                   $237,727
                                                                 ========                   ========

     See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                       For the Three Months         For the Six Months
                                                          Ended June 30,              Ended June 30,
                                                      ----------------------      ----------------------
                                                        1994          1993          1994          1993
                                                      --------      --------      --------      --------
Net sales............................................ $ 65,681      $ 58,223      $127,466      $117,446

Costs, expenses and other income (expense):
  Cost of sales......................................  (40,672)      (38,431)      (79,892)      (78,523)
  Selling, general and administrative expenses.......  (10,989)       (9,841)      (21,503)      (19,948)
  Interest expense...................................   (1,745)       (1,912)       (3,481)       (3,956)
  Interest income....................................      280           178           502           348
  Equity in net income of affiliated companies.......      542           477         1,035           829
  Other income (expense).............................     (272)         (524)         (595)         (922)
                                                      --------      --------      --------      --------
    Total costs, expenses and other income (expense).  (52,856)      (50,053)     (103,934)     (102,172)
                                                      --------      --------      --------      --------
Income from continuing operations before income
 taxes and minority interest.........................   12,825         8,170        23,532        15,274

  Income taxes.......................................      (92)         (662)       (1,221)       (1,220)
  Minority interest in net income of subsidiaries....   (2,447)       (1,943)       (4,633)       (3,474)
                                                      --------      --------      --------      --------
Net income........................................... $ 10,286      $  5,565      $ 17,676      $ 10,580
                                                      ========      ========      ========      ========

Income per common share:
  Primary............................................ $    .56      $    .31      $    .97      $    .59
                                                      ========      ========      ========      ========

  Fully diluted...................................... $    .56      $    .30      $    .97      $    .58
                                                      ========      ========      ========      ========

       See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                  1994          1993
                                                                --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

OPERATING ACTIVITIES:
  Income from continuing operations...........................  $ 17,678      $ 10,580
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
      Depreciation and amortization...........................     5,204         5,237
      Change in minority interest.............................     4,633         3,474
      Change in assets and liabilities, net of effects
        from acquisition of businesses........................    (5,595)       (5,288)
      Other...................................................    (2,019)         (804)
                                                                --------      --------
Net cash provided by continuing operations....................    19,901        13,199
                                                                --------      --------
INVESTING ACTIVITIES:
  Capital expenditures........................................    (3,024)       (3,894)
  Acquisition of businesseses.................................    (8,309)       (1,594)
  Other.......................................................       253           145
                                                                --------      --------
Net cash used in investing activities.........................   (11,080)       (5,343)
                                                                --------      --------
FINANCING ACTIVITIES:
  Principal repayments on long-term borrowings................    (3,153)      (15,148)
  Reduction in cash restricted for letter of credit...........       --          6,000
  Other.......................................................       188           331
                                                                --------      --------
Net cash used in financing activities.........................    (2,965)       (8,817)
                                                                --------      --------
Effect of exchange rate changes...............................        81          (236)
                                                                --------      --------
CASH AND CASH EQUIVALENTS:
  Net change during the period................................     5,937        (1,197)
  Balance, beginning of period................................    27,367        18,937
                                                                --------      --------
  Balance, end of period......................................  $ 33,304      $ 17,740
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                               OAK INDUSTRIES INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements have been prepared by Oak Industries Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Oak Industries Inc. and subsidiaries as of June 30, 1994 and December 31, 1993, the results of their operations for the three and six month periods ended June 30, 1994 and 1993 and cash flows for the six month periods ending June 30, 1994 and 1993, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Earnings per common share are based on the weighted average number of shares of common stock and common stock equivalents outstanding as follows:

                          For the Three Months            For the Six Months
                             Ended June 31,                 Ended June 30,
                        ------------------------       ------------------------
                           1994          1993             1994          1993
                        ----------    ----------       ----------    ----------
    Primary             18,315,604    18,120,030       18,289,291    18,033,650
    Fully diluted       18,316,858    18,300,733       18,312,974    18,295,991

3. Interest paid on debt for the three months ended June 30, 1994 and 1993 was $1,669,000 and $1,714,000 respectively, and for the six months ended June 30, 1994 and 1993 was $2,745,000 and $3,393,000, respectively. Income taxes paid during the three months ended June 30, 1994 and 1993 were $605,000 and $1,288,000, respectively, and during the six months ended June 30, 1994 and 1993 were $740,000 and $2,173,000, respectively.

4. On June 10, 1994, the Company's subsidiary, Gilbert Engineering Co., Inc. ("Gilbert"), acquired all of the outstanding common stock of Cabel-Con A/S ("Cabel-Con"), a Danish manufacturer of connectors for the worldwide cable television markets, for $9,250,000. Cabel-Con had cash of $941,000 at the time of the acquisition. The acquisition was financed by borrowing on Gilbert's revolving credit facility. Concurrent with the acquisition, Gilbert paid off $2,625,250 of Cabel-Con's bank borrowings. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated statement of operations. Substantially all of the goodwill resulting from this acquisition is being amortized over 40 years.

5. Effective June 10, 1994, the credit agreement between Gilbert and General Electric Capital Corporation was amended. Interest rates on all borrowings were reduced by 0.25% per annum, and if Gilbert meets certain performance criteria during 1994, the rates will be reduced by an additional 0.25% per annum effective January 1, 1995. Additionally, the amount of borrowings available under the revolving credit facility of $18,250,000 will now be reduced by $2,062,500 per quarter for the first three quarters of 1997 with the facility expiring on December 23, 1997.

6. As a result of a new state income tax law enacted during the second quarter of 1994, the Company's income tax liability has been reduced and a benefit of $900,000 recorded on the income taxes line in the Consolidated Statement of Operations.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual reports has been condensed or omitted pursuant to such rules and regulations. It is suggested that this report be read in conjunction with the Company's latest annual report on Form 10-K, a copy of which may be obtained by writing to Oak Industries Inc., Bay Colony Corporate Center, 1000 Winter Street, Waltham, MA 02154.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash increased by $5.9 million during the six month period to $33.3 million at June 30, 1994. Operations generated $19.9 million of cash during the six months ended June 30, 1994 compared to $13.2 million for the same period in the prior year. The Company used $11.1 million in investing activities, including $3.0 million for capital equipment, and $8.3 million of net cash to acquire Cabel-Con A/S, a Danish manufacturer of connectors for the worldwide cable television markets. Cash of $3.2 million was used to repay long-term borrowings.

   Effective June 10, 1994, the credit agreement between Gilbert and General Electric Capital Corporation was amended. Interest rates on all borrowings were reduced by 0.25% per annum, and if Gilbert meets certain performance criteria during 1994, the rates will be reduced by an additional 0.25% per annum effective January 1, 1995. Additionally, the amount of borrowings available under the revolving credit facility of $18.25 million will now be reduced by approximately $2.1 million per quarter for the first three quarters of 1997 with the facility expiring on December 23, 1997.

   At June 30, 1994, the Company had cash and unused lines of credit totaling $70.9 million of which $11.3 million was available only to Gilbert and $59.6 million was available to the Company for general corporate purposes including acquisitions. The Company believes its current financial resources are sufficient to meet its continuing operating requirements, service its long-term debt, and provide for future growth.

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

Second Quarter Results

   Consolidated sales for the second quarter of 1994 were $65.7 million, a $7.5 million increase, or 12.8 percent, from 1993. Components Segment sales increased $7.5 million, or 14.3 percent, and Other Segment sales were the same as the second quarter of 1993 (see discussion under "Segment Data").

   Consolidated net income for the three months ending June 30, 1994 was $10.3 million compared to $5.6 million for the second quarter of 1993. Included in 1994 net income was a nonrecurring gain of $0.9 million resulting from a state income tax law change. Exclusive of this nonrecurring gain, income increased $3.8 million.

   This $3.8 million increase in profitability arises from a $4.2 million increase in segment operating profitability (see discussion under "Segment Data"). Income tax expense, exclusive of the nonrecurring gain, increased $0.3 million due to higher foreign and state taxes, reflecting higher earnings levels.


Segment Data ($ millions)        Sales        Operating Income
                            --------------    ----------------
                             1994     1993      1994     1993
                            -----    -----     -----    -----
Components..............    $60.1    $52.6     $14.2    $10.0
Other...................      5.6      5.6       0.8      0.8

   Components Segment sales increased $7.5 million, or 14.3 percent, compared to the second quarter of 1993. Sales of communications products increased $5.0 million, or 16.3 percent, due primarily to strong sales of connector products. Sales of controls products increased $2.5 million, or 11.5 percent, due primarily to strong sales of appliance controls. Components Segment's order backlog was $50.9 million at quarter-end, up $6.3 million from the previous year.

   Operating income for the Components Segment increased $4.2 million, or 41.3 percent, from the second quarter of 1993 due primarily to additional profits resulting from the sales increase discussed above and an increase in sales of higher margin products.

   Other Segment sales were the same as the second quarter of 1993. Operating income also remained unchanged. Order backlog for the segment was $0.4 million at June 30, 1994, unchanged from June 30, 1993.

   Consolidated gross profit increased as a percentage of sales in the second quarter of 1994 to 38.1 percent from 34.0 percent in the comparable 1993 period due to higher sales volumes of higher margin products and productivity enhancements.

Six Months Results

   Consolidated sales for the first six months of 1994 were $127.5 million, a $10.0 million increase, or 8.5 percent, from 1993. Components Segment sales increased $8.8 million, or 8.3 percent, and Other Segment sales increased $1.2 million, or 11.3 percent (see discussion under "Segment Data").

   Net income during the first half of 1994 was $17.7 million compared to $10.6 million in the same period of 1993. Included in 1994 net income was a nonrecurring gain of $0.9 million resulting from a state income tax law change. Exclusive of this nonrecurring gain, income increased $6.2 million.

   The $6.2 million improvement in profitability for the first six months of 1994 results primarily from a $7.6 million increase in segment operating profitability (see discussion under "Segment Data"). Income tax expense, exclusive of the nonrecurring gain, increased $0.9 million due to higher foreign and state taxes, reflecting higher earnings levels.


Segment Data ($ millions)        Sales        Operating Income
                            --------------    ----------------
                             1994     1993      1994     1993
                            -----    -----     -----    -----
Components..............    $115.5   $106.6    $26.9    $19.7
Other...................      12.0     10.8      1.6      1.2

   Sales of the Components Segment increased $8.8 million, or 8.3 percent, compared to the first six months of 1994. Sales of communications products increased $7.1 million, or 11.6 percent, due primarily to strong sales of connector products. Sales of controls products increased $1.7 million, or 3.8 percent, due primarily to higher sales of appliance controls and electro-mechanical products.

   Components Segment operating income increased $7.2 million, or 36.7 percent, from the first half of 1993 due primarily to additional profits resulting from the sales increase discussed above and an increase in sales of higher margin products.

   Other Segment sales increased $1.2 million, or 11.3 percent, compared to the first half of 1993 due to increased volume from the Company's railway maintenance equipment division. Operating income was $0.4 million higher than last year due to additional profits from higher sales and higher gross margins resulting from various cost reduction programs.

   Consolidated gross profit increased as a percentage of sales for the first six months of 1994 to 37.3 percent from 33.1 percent in the comparable 1993 period due to higher sales volumes of higher margin products and productivity enhancements.


PART II.  OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

ITEM 2.  CHANGES IN SECURITIES

   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   On May 3, 1994, the Company held its Annual Meeting of Stockholders (the "Meeting") at which each of William S. Antle III, Daniel W. Derbes, Roderick
M. Hills, George W. Leisz, Gilbert E. Matthews, Christopher H.B. Mills, Elliot
L. Richardson and The Rt. Hon. Lord Stevens of Ludgate were re-elected as directors for an additional term to expire at the Company's next Annual Meeting of Stockholders. Each of the directors was re-elected with the following votes: Mr. Antle, 14,544,384 votes cast for and 93,997 votes withholding authority; Mr. Derbes, 14,546,894 votes cast for and 91,487 votes withholding authority; Mr. Hills, 14,545,624 votes cast for and 92,757 votes withholding authority; Mr. Leisz, 14,539,045 votes cast for and 99,336 votes withholding authority; Mr. Matthews, 14,548,484 votes cast for and 89,897 votes withholding authority; Mr. Mills, 14,363,531 votes cast for and 274,850 votes withholding authority; Mr. Richardson, 14,531,540 votes cast for and 106,841 votes withholding authority; and Lord Stevens, 14,539,632 votes cast for and 98,749 votes withholding authority.

   The Company's stockholders also ratified the appointment of Price Waterhouse as the Company's independent public accountants for the Company's fiscal year 1994, with 14,526,164 votes cast for such ratification, 41,022 votes cast against such ratification, and 71,195 votes abstaining from such ratification.

   There were no broker non-votes with respect to any of the above matters.

ITEM 5.  OTHER INFORMATION

   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibit Index:
        (10)-(a) Amendment No. 4 and Waiver to the Credit Agreement dated as of August 31, 1993 by and among Connector Holding Company, Gilbert Engineering Co., Inc. and General Electric Capital Corporation as agent for certain lenders.

        (10)-(b) Amendment No. 5 to Credit Agreement dated as of June 10, 1994 by and among Connector Holding Company, Gilbert Engineering Co., Inc. and General Electric Capital Corporation as agent for certain lenders.

   (b)  Reports on Form 8-K:
        No reports on Form 8-K were filed during the second quarter ended June 30, 1994.

                              OAK INDUSTRIES INC.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OAK INDUSTRIES INC.


Date:  August 2, 1994                   /S/ WILLIAM C. WEAVER
                                            William C. Weaver
                                            Senior Vice President and
                                            Chief Financial Officer