Form 10-Q
period 1994-09-30
OAK INDUSTRIES INC
filed 1994-10-28
CIK 73568

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

                     For Quarter Ended September 30, 1994

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

As of September 30, 1994, the Company had outstanding 17,335,508 shares of Common Stock, $0.01 par value per share.

=============================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)

ASSETS

                                                     September 30, 1994          December 31, 1993
                                                         (Unaudited)
                                                    ---------------------      ---------------------
Current Assets:
  Cash and cash equivalents.......................               $ 36,691                   $ 27,367
  Receivables, less reserves......................                 31,842                     27,753
  Inventories:
    Raw materials.................................  $   9,783                  $   8,736
    Work in process...............................     16,576                     15,419
    Finished goods................................      8,146      34,505          7,170      31,325
                                                     --------                  ---------
  Other current assets............................                 10,286                     10,013
                                                                 --------                   --------
     Total current assets.........................                113,324                     96,458
Plant & Equipment, at cost........................    100,604                     91,373
Less - Accumulated depreciation...................    (62,659)     37,945        (57,944)     33,429
                                                     --------                  ---------
Deferred Income Taxes.............................                 22,400                     22,400
Goodwill and Other Intangible Assets, less
  accumulated amortization of $7,655 and $5,839...                 77,165                     70,999
Other Assets......................................                 16,270                     14,441
                                                                 --------                   --------
     Total Assets.................................               $267,104                   $237,727
                                                                 ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...............               $ 12,639                   $  1,546
  Accounts payable................................                 10,286                      8,567
  Accrued liabilities.............................                 21,645                     16,770
                                                                 --------                   --------
     Total current liabilities....................                 44,570                     26,883
Other Liabilities.................................                  5,697                      7,535
Long-term Debt....................................                 42,748                     61,549
Minority Interest.................................                 21,207                     14,841
Stockholders' Equity:
  Common stock....................................  $     173                  $     172
  Additional paid-in capital......................    281,532                    280,467
  Accumulated deficit.............................   (126,806)                  (151,850)
  Other...........................................     (2,017)    152,882         (1,870)    126,919
                                                    ---------    --------      ---------    --------
     Total Liabilities and Stockholders' Equity...               $267,104                   $237,727
                                                                 ========                   ========

     See accompanying notes to condensed consolidated financial statements.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                 (Unaudited)

                                                       For the Three Months         For the Nine Months
                                                        Ended September 30,         Ended September 30,
                                                      ----------------------      ----------------------
                                                        1994          1993          1994          1993
                                                      --------      --------      --------      --------
Net sales............................................ $ 58,400      $ 51,578      $185,866      $169,024
                                                      --------      --------      --------      --------
Costs, expenses and other income (expense):
  Cost of sales......................................  (36,597)      (33,183)     (116,489)     (111,706)
  Selling, general and administrative expenses.......  (10,602)       (9,217)      (32,105)      (29,165)
  Interest expense...................................   (1,441)       (1,828)       (4,922)       (5,784)
  Interest income....................................      406           160           908           508
  Equity in net income of affiliated companies.......      611           362         1,646         1,191
  Other income (expense).............................     (733)       (3,626)       (1,328)       (4,548)
                                                      --------      --------      --------      --------
    Total costs, expenses and other income (expense).  (48,356)      (47,332)     (152,290)     (149,504)
                                                      --------      --------      --------      --------
Income from continuing operations before income
 taxes and minority interest.........................   10,044         4,246        33,576        19,520

Income tax (provision) benefit.......................     (945)        3,723        (2,166)        2,503

Minority interest in net income of subsidiaries......   (1,733)       (1,519)       (6,366)       (4,993)
                                                      --------      --------      --------      --------
Net income........................................... $  7,366      $  6,450      $ 25,044      $ 17,030
                                                      ========      ========      ========      ========

Income per common share:
  Primary............................................ $    .40      $    .35      $   1.36      $    .94
                                                      ========      ========      ========      ========

  Fully diluted...................................... $    .40      $    .35      $   1.36      $    .94
                                                      ========      ========      ========      ========

       See accompanying notes to condensed consolidated financial statements.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                ----------------------
                                                                  1994          1993
                                                                --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

OPERATING ACTIVITIES:
  Income from continuing operations...........................  $ 25,044      $ 17,030
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
      Depreciation and amortization...........................     7,661         7,862
      Change in minority interest.............................     6,366         4,993
      Change in assets and liabilities, net of effects
        from acquisition of businesses........................      (153)       (2,161)
      Other...................................................    (3,626)       (3,313)
                                                                --------      --------
Net cash provided by continuing operations....................    35,292        24,411
                                                                --------      --------
INVESTING ACTIVITIES:
  Capital expenditures........................................    (4,751)       (5,613)
  Acquisition of businesses and investments in
    unconsolidated companies..................................    (8,309)       (1,594)
  Other.......................................................       326           315
                                                                --------      --------
Net cash used in investing activities.........................   (12,734)       (6,892)
                                                                --------      --------
FINANCING ACTIVITIES:
  Principal repayments on long-term borrowings................   (13,892)      (18,776)
  Reduction in cash restricted for letter of credit...........       --          6,000
  Other.......................................................       238           537
                                                                --------      --------
Net cash used in financing activities.........................   (13,654)      (12,239)
                                                                --------      --------
Effect of exchange rates......................................       420          (513)
                                                                --------      --------
CASH AND CASH EQUIVALENTS:
  Net change during the period................................     9,324         4,767
  Balance, beginning of period................................    27,367        18,937
                                                                --------      --------
  Balance, end of period......................................  $ 36,691      $ 23,704
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Oak Industries Inc. and subsidiaries as of September 30, 1994 and December 31, 1993, the results of their operations for the three and nine month periods ending September 30, 1994 and 1993 and cash flows for the nine month periods ending September 30, 1994 and 1993, have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Primary and fully diluted per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding as follows:

                          For the Three Months            For the Nine Months
                           Ended September 30,            Ended September 30,
                        ------------------------       ------------------------
                           1994          1993             1994          1993
                        ----------    ----------       ----------    ----------
    Primary             18,435,640    18,246,215       18,348,183    18,129,345
    Fully diluted       18,435,640    18,246,836       18,411,408    18,138,242

3. Interest paid on debt for the three months ending September 30, 1994 and 1993 was $1,180,000 and $1,310,000, respectively, and for the nine months ending September 30, 1994 and 1993 was $3,925,000 and $4,703,000,
respectively. Income taxes paid during the three months ended September 30, 1994 and 1993 were $485,000 and $2,463,000, respectively, and during the nine months ending September 30, 1994 and 1993 were $1,218,000 and $4,636,000, respectively. 1993 taxes paid excludes the effect of the $3,878,000 tax refund discussed below.

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

5. As a result of a new state income tax law enacted during the second quarter of 1994, the Company's income tax liability has been reduced and a benefit of $900,000 was recorded on the income taxes line in the Consolidated Statement of Operations.

6. The Company has signed a letter indicating its intent, subject to due diligence, board approval, and other conditions, to purchase AT&T's Frequency Control Products ("FCP") unit located in North Andover, Massachusetts. AT&T's FCP unit has sales of approximately $50 million per year and is profitable. A purchase, if consummated, would involve the expenditure of cash. However, there can be no assurance that a definitive agreement will be reached, or that if an agreement were reached, the necessary legal and regulatory approvals could be obtained.

7. In the third quarter of 1993, the Company recorded a gain of $3,878,000 resulting from a refund from the Internal Revenue Service relating to the settlement of a tax dispute. This gain is recorded on the income taxes line in the Consolidated Statement of Operations. Also in the third quarter of 1993, the Company recorded a $2,900,000 restructuring charge to cover the costs associated with reorganizing its Mexican manufacturing operations, consolidating certain U.S. operations, and certain other overhead reductions. This charge is recorded on the "Other income (expense)" line in the Consolidated Statement of Operations.

8. As a result of the increase in federal income tax rates in the third quarter of 1993, the Company revalued its deferred income tax assets using the newly-enacted tax rates. As a result, the Company recorded a benefit of $465,000 on the income taxes line in the Consolidated Statement of Operations.


ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash increased by $9.3 million during the first nine months of 1994 to $36.7 million at September 30, 1994. Operations generated $35.3 million of cash during the nine months ending September 30, 1994 compared to $24.4 million for the same period in the prior year. The Company spent $4.8 million for capital equipment and $8.3 million of net cash to acquire Cabel-Con A/S, a Danish manufacturer of connectors for the worldwide cable television markets. Cash of $13.9 million was used to repay long-term borrowings.

   Effective June 10, 1994, the credit agreement between Gilbert and General Electric Capital Corporation (GECC) was amended. Interest rates on all borrowings were reduced by 0.25% per annum, and if Gilbert meets certain performance criteria during 1994, the rates will be reduced by an additional 0.25% per annum effective January 1, 1995. Additionally, the amount of borrowings available under the revolving credit facility of $18.25 million will now be reduced by approximately $2.1 million per quarter for the first three quarters of 1997 with the facility expiring on December 23, 1997.

   At September 30, 1994, cash and unused lines of credit totaled $84.8 million of which $21.9 million was available only to Gilbert and $62.9 million was available to the Company for general corporate purposes, including acquisitions. The Company believes its current financial resources are sufficient to meet its continuing operating requirements, service its long-term debt, make expected capital expenditures, fund the potential acquisition, described below, and provide for future growth.

   The Company has signed a letter indicating its intent, subject to due diligence, board approval and other conditions, to purchase AT&T's Frequency Control Products ("FCP") unit located in North Andover, Massachusetts. AT&T's FCP unit has sales of approximately $50 million per year and is profitable. A purchase, if consummated, would involve the expenditure of cash. However, there can be no assurance that a definitive agreement will be reached, or that if an agreement were reached, the necessary legal and regulatory approvals could be obtained.

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

Third Quarter Results

   Consolidated sales for the third quarter of 1994 were $58.4 million, a $6.8 million or 13.2% increase over the third quarter of 1993. Components Segment sales increased $6.5 million, or 13.5%, and Other Segment sales increased $0.3 million, or 9.0% (see discussion under "Segment Data").

   Consolidated net income for the three months ending September 30, 1994 was $7.4 million compared to net income of $6.5 million for the third quarter of 1993. However, 1993 includes nonrecurring items detailed in the table below. Excluding the nonrecurring items, income increased by $1.9 million, or 34.6%, over 1993.

INCOME ($ millions)                               Third Quarter
                                                  --------------
                                                   1994     1993
                                                  -----    -----
Income from continuing operations before
  nonrecurring items...........................   $7.4     $5.5

Add nonrecurring income:
  Gain on resolution of income tax issue (1)...     --      3.9

Subtract nonrecurring expenses:
  Restructuring charge (2).....................     --     (2.9)
                                                  ----     ----
Net income.....................................   $7.4     $6.5
                                                  ====     ====

(1) In the third quarter of 1993, the Company recorded a gain of $3.9 million resulting from an Internal Revenue Service refund related to the settlement of a tax dispute.
(2) In the third quarter of 1993, the Company recorded a $2.9 million restructuring charge to cover the costs associated with reorganizing its Mexican manufacturing operations, consolidating certain U.S. operations, and certain other overhead reductions.

   This $1.9 million increase in profitability before nonrecurring items arises from a $1.5 million increase in segment operating profitability (see discussion under "Segment Data"). Interest expense decreased $0.4 million due to lower debt balances. Interest income increased $0.2 million due to higher invested balances and higher interest rates. Equity in net income of affiliates increased $0.3 million. Income tax expense, net of the 1993 nonrecurring gain of $3.9 million, increased $0.8 million due to higher state and foreign taxes and due to a tax benefit of $0.5 million recorded in 1993 which did not occur in 1994.


Segment Data ($ millions)        Sales        Operating Income
                            --------------    ----------------
                             1994     1993      1994     1993
                            -----    -----     -----    -----
Components..............    $54.6    $48.1     $11.5    $ 9.7
Other...................      3.8      3.5       0.3      0.6
                            -----    -----     -----    -----
   Subtotal.............    $58.4    $51.6      11.8     10.3
Restructuring charge....    =====    =====       --      (2.9)
                                               -----    -----
   Total................                       $11.8    $ 7.4
                                               =====    =====

   Sales of the Components Segment increased $6.5 million, or 13.5%, in the third quarter of 1994 compared to the third quarter of 1993. Sales of communications products increased $5.3 million or 20.0%, due primarily to strong sales of connector products. Sales of controls products increased $1.2 million, or 5.6%, due to increased sales of appliance controls partially offset by a decrease in sales of electro-mechanical devices. Components Segment order backlog was $46.5 million at September 30, 1994, up $5.8 million from September 30, 1993.

   Excluding the effect of the $2.9 million restructuring charge discussed above, operating income of the Components Segment increased $1.8 million in the third quarter of 1994 compared to the third quarter of 1993. This improvement was due primarily to additional profits resulting from the sales increase discussed above.

   Other Segment sales increased $0.3 million, or 9.0%, compared to the third quarter of 1993 due to increased volume from the Company's railway maintenance equipment division. However, operating income was $0.3 million lower than the third quarter of 1993, due to higher sales of lower margin products.
Order backlog for the segment was $2.0 million at September 30, 1994, up $1.8 million from September 30, 1993.

   Consolidated gross profit for the third quarter increased as a percentage of sales from 35.7% in 1993 to 37.3% in 1994 due to higher sales volumes of higher margin products, cost reduction programs, and productivity enhancements.

Nine Month Results

   Consolidated sales for the first nine months of 1994 were $185.9 million, a $16.9 million, or 10.0%, increase over the same period of 1993. Components Segment sales increased $15.3 million, or 9.9%, and Other Segment sales increased $1.6 million, or 10.7%.

   Consolidated net income during the first nine months of 1994 was $25.0 million compared to $17.0 million in the same period of 1993. Each period, however, includes certain nonrecurring items shown in the table below. Exclusive of these items, income in the 1994 period increased by $8.1 million, or 50.6%, over the 1993 period.


INCOME ($ millions)                               First Nine Months
                                                  -----------------
                                                    1994      1993
                                                   -----     -----
Income from continuing operations before
  nonrecurring items...........................    $24.1     $16.0

Add nonrecurring income:
  Gain on resolution of income tax issue (1)...      --        3.9
  Gain on state tax law change (2).............      0.9       --

Subtract nonrecurring expenses:
  Restructuring charge (3).....................      --       (2.9)
                                                   -----     -----
Net income.....................................    $25.0     $17.0
                                                   =====     =====

(1) In the third quarter of 1993, the Company recorded a gain of $3.9 million resulting from an Internal Revenue Service refund relating to the settlement of a tax dispute.
(2) In the second quarter of 1994, the Company recorded a gain of $0.9 million resulting from a state income tax law change.
(3) In the third quarter of 1993, the Company recorded a $2.9 million restructuring charge to cover the costs associated with reorganizing its Mexican manufacturing operations, consolidating certain U.S. operations, and certain other overhead reductions.

   The $8.1 million improvement in income from continuing operations before nonrecurring items for the first nine months of 1994 resulted primarily from a $9.1 million increase in segment operating profitability (see discussion under "Segment Data"). Minority interest expense increased $1.4 million due to higher earnings at Gilbert. Interest income increased $0.4 million due to higher invested balances and higher interest rates. Equity in net income of subsidiaries increased $0.5 million. Interest expense decreased $0.9 due to lower debt balances. Income tax expense, net of nonrecurring gains of $0.9 million and $3.9 million in 1994 and 1993, respectively, increased $1.7 million due to higher state and foreign taxes.


Segment Data ($ millions)        Sales        Operating Income
                            --------------    ----------------
                             1994     1993      1994     1993
                            -----    -----     -----    -----
Components..............    $170.0   $154.7    $38.4    $29.4
Other...................      15.9     14.3      1.9      1.8
                            ------   ------    -----    -----
   Subtotal.............    $185.9   $169.0     40.3     31.2
Restructuring charge....    ======   ======      --      (2.9)
                                               -----    -----
   Total................                       $40.3    $28.3
                                               =====    =====

   Sales of the Components Segment increased $15.3 million, or 10.0%, in the first nine months of 1994 compared to the first nine months of 1993. Sales of communications products increased $12.4 million, or 14.1%, due to strong sales of connector products. Sales of controls products increased $2.9 million, or 4.4%, due to increased sales of appliance products partially offset by a decrease in sales of electro-mechanical devices.

   Excluding the effect of the nonrecurring charges discussed above, operating income of the Components Segment increased $9.0 million in the first nine months of 1994 as compared to the first nine months of 1993 due to increased sales discussed above and continuing productivity improvements and cost reduction programs.

   Other Segment sales increased $1.6 million, or 10.7%, compared to the first nine months of 1993 due to increased volume from the Company's railway maintenance equipment division. Operating income increased $0.1 million, or 6.1%.

   Consolidated gross profit increased as a percentage of sales in the first nine months of 1993 to 37.3% from 33.9% in the comparable 1993 period due to higher sales volumes of higher margin products, cost reduction programs, and productivity enhancements.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and to the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994.

ITEM 2.  CHANGES IN SECURITIES

   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5.  OTHER INFORMATION

   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibit Index
       27. Financial Data Schedule
  (b)  Reports on Form 8-K:
       No reports on Form 8-K were filed during the third quarter ended September 30, 1994.

                              OAK INDUSTRIES INC.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OAK INDUSTRIES INC.


Date:  October 28, 1994                 /S/ WILLIAM C. WEAVER
                                            William C. Weaver
                                            Senior Vice President and
                                            Chief Financial Officer