Form 10-K
period 1994-12-31
OAK INDUSTRIES INC
filed 1995-02-14
CIK 73568

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                              ------------------
                                  FORM 10-K
                              ------------------

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1994

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

     The aggregate market value of Registrant's Common Stock held by persons who are not affiliates of Registrant was $408,174,670 on January 31, 1995.

     The Registrant had 17,462,018 shares of Common Stock, $0.01 par value, issued and outstanding on January 31, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Documents                              Form 10-K Reference
       ---------                              -------------------
       Proxy Statement to be filed no later
       than April 3, 1995                     Part III, Items 10-13

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

   The Company manufactures and sells communications components, including cable television ("CATV") specialty connectors and frequency control devices, and control components, including electronic and mechanical controls and switches for consumer appliances and testing and industrial equipment. In addition, the Company manufactures and sells railway maintenance-of-way equipment.

   The Company grew rapidly in the early 1980's due primarily to its cable television equipment, subscription television and other media related businesses. From 1982 to 1985, the Company sustained severe losses in this segment as a result of failed product introductions and the collapse of the subscription television industry. Seeking to arrest this decline, the Company initiated a series of actions, including the sale of unprofitable or underutilized assets, cost cutting programs designed to reduce corporate and divisional overhead costs and the substantial reduction of public debt from $230.0 million in 1986 to zero as of December 31, 1992. A significant amount of this public debt was reduced through a series of debt exchanges, the largest of which involved the 1986 sale of the Company's materials segment to Allied-Signal Inc. for approximately $152.0 million in cash. These proceeds, combined with the issuance of common stock, were used to retire approximately $197.0 million of such debt. As a result of these actions, stockholders' equity rose from negative $64.2 million at December 31, 1985 to positive $89.0 million at December 31, 1988.

   Despite these efforts, the Company continued to incur losses from continuing operations exclusive of nonrecurring items and, in June 1989, a proxy contest resulted in the election of a new slate of directors. In late 1989 and early 1990, a new management team with extensive experience in industrial operations and acquisitions was installed. The charter of this new management team was and is to: 1) dispose of unprofitable businesses with low potential; 2) improve the profitability of the remaining operations; and 3) pursue a well-planned, focused and consistent acquisition strategy. It is the intention of the Board of Directors that the Company will serve as a holding company managing a portfolio of companies which will include both existing operations and other businesses serving markets with good growth and income potential.

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

   On September 10, 1992, the Company acquired all of the outstanding common stock of H.E.S. International, Inc. ("H.E.S.") , a manufacturer of hermetically-sealed packages used by manufacturers of quartz crystals, for approximately $2.8 million in net cash and a $0.3 million note, payable through September 1995. H.E.S. manufactured products complementary to those of the Houston Electronics division ("Houston") of Oak Crystal Inc. During 1992, Company management combined the operations of Houston into those of H.E.S. in order to improve the profitability of the combined entity.

   On December 23, 1992, the Company, along with Bain Capital, through an acquisition company, Connector Holding Company ("Connector"), acquired 85 percent of the outstanding stock of Gilbert Engineering Co., Inc. ("Gilbert"), a Glendale, Arizona manufacturer and supplier of specialty connectors to the cable television and high-end microwave markets. Management of Gilbert retained ownership of the remaining 15 percent of Gilbert. The Company has the right of first refusal should Gilbert management wish to sell their shares in Gilbert. If the Company refuses the offer, Gilbert management may, beginning in December 1995 and at its option, exchange its shares of Gilbert for shares of the Company's common stock. The Company owns 80 percent of Connector, with Bain Capital owning the other 20 percent. Bain may at any time after December 22, 1995 require Oak to buy and Oak may at any time after December 22, 1996 require Bain to sell its outstanding shares in Connector at a price determined according to the terms of the stockholders agreement entered into by Oak and Bain at the time of the acquisition. The aggregate purchase price was approximately $106.9 million, including refinancing of existing debt of Gilbert and transaction expenses. Gilbert is required to make mandatory debt payments equal to 90% of annual cash flows from operations less capital expenditures and other expenditures as specified in the credit agreement relating to the financing of the acquisition.

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

   On June 10, 1994, Gilbert acquired all of the outstanding capital stock of Cabel-Con A/S ("Cabel-Con"), a Danish manufacturer of connectors for the worldwide cable television markets, for approximately $9.25 million. The acquisition was financed by borrowings on Gilbert's revolving credit facility. Concurrent with the acquisition, Gilbert paid off $2.63 million of Cabel-Con's bank borrowings.

   On November 7, 1994, the Company completed the sale of the assets of its Carpenter Emergency Lighting business ("Carpenter") for $2.1 million in cash. Carpenter is located in Charlottesville, Virginia and manufactures and sells self-powered emergency lights, exit signs, and portable lights. Carpenter was sold due to the lack of strategic fit with other Oak subsidiaries.

   The Company is party to a 1989 agreement with Invesco MIM Management Limited, formerly MIM Ltd. ("MIM"), an international fund management company based in the United Kingdom, pursuant to which MIM and its clients together with their successors in interest (the "MIM Group") purchased 1.4 million shares of the Company's newly issued common stock at $3.75 per share. The agreement with MIM contains certain restrictions on the MIM Group's right to sell, transfer and purchase additional Oak common stock. It also granted the MIM Group certain rights with respect to the registration of the Oak securities acquired under the terms of the agreement. In a separate transaction in 1989, the MIM Group acquired 2 million shares of the Company's common stock previously held by Itel Corporation. As of December 31, 1994, the last remaining member of the MIM Group held approximately 1.1 million shares, or 6% of the Company's outstanding common stock, and all registration rights pertaining to that member's holdings had been waived.

   As of December 31, 1994, the Company had net operating loss carryforwards for federal income tax purposes of approximately $123.0 million, primarily expiring from 1999 through 2006. Under federal tax law, certain changes in ownership of the Company, which may not be within the Company's control, may operate to restrict future utilization of these carryforwards.

            (B) FINANCIAL INFORMATION ABOUT THE INDUSTRY SEGMENTS

   The Company's businesses are currently classified into the Components Segment and the Other Segment. For information regarding sales, operating income and identifiable assets attributable to each industry segment, see Note 9 of the Notes to Consolidated Financial Statements which is incorporated herein by reference.

                   (C) NARRATIVE DESCRIPTION OF BUSINESS

   The Company's operations are conducted in two industry segments, the Components Segment and the Other Segment. The Company's Components Segment manufactures connectors for CATV systems and other precision applications, frequency control devices, controls for gas and electric appliances, switches and other products which generally have the common function of controlling or regulating the flow of energy. The Other Segment is composed of the Company's railway maintenance equipment division.

                              COMPONENTS SEGMENT

   The Company operates principally through its Components Segment, which manufactures and sells communications components and control components. Communications Components

   The Company's communications components include specialty connectors for use in CATV and other precision applications and devices which control radio frequencies such as quartz crystals, filters and oscillators and their related bases and enclosures. The Company has completed several acquisitions of businesses offering communications components and believes that, over time, the Company will expand its product offerings to the communications markets through new product development and the acquisition of businesses which compete in growing markets and offer strong margin potential. Collectively, communications components accounted for approximately 55%, 51% and 21% of the Company's net sales for 1994, 1993 and 1992 respectively.

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

   Gilbert manufactures and supplies specialty connectors to the cable television and high-end microwave markets. Its operations are based in Glendale, Arizona, Amboise, France and Vordingborg, Denmark.

   Domestic and export sales are made directly to cable television system operators as well as through distributors and manufacturers' representatives. Gilbert's wholly owned French subsidiary, Societe d'Appareillages Electroniques, S.A. ("S.A.E."), sells primarily to cable operators in France. Cabel-Con Denmark sells primarily to customers in Western Europe. Gilbert's major customers include cable operators such as Tele-Communications, Inc.
(TCI), Sammons Communications, Scripps Howard, Times-Mirror, Continental, and Time Warner Cable, and distributors such as Antec Corporation. The top ten customers account for approximately 44% of sales.

   The cable industry is experiencing a continuing expansion of channel capacity in response to the desire of cable operators to provide subscribers with more programming selections, including pay-per-view and additional programming services. In addition, rapid developments in fiber optic technology, digital compression (which allows several channels to be transmitted within the same bandwidth that a single analog channel currently requires), computer electronics and mass storage technology have placed the U.S. cable industry in a position to market and supply a wide array of communication services. The Company believes that cable operators will continue to invest capital, including investment in fiber optic trunk lines, to upgrade the technological capabilities of their systems, provide higher quality and more reliable signal transmission and increase channel capacity in order to meet subscriber demand for better picture quality and more programming services, such as expanded pay-per-view, premium services and telephony. When a fiber optic "trunk" has replaced or supplemented the existing coaxial trunk in a cable system, or once digital compression is utilized in a system, the active electronic components in the shorter "feeder" lines (which run from the trunk to the home) are generally upgraded to accommodate the increased information flow. As a general rule, when cable operators replace the active or passive electronic components in a system, the connectors must also be replaced. Although connectors of the type manufactured by Gilbert are not used in fiber optic lines, the Company believes that most feeder lines will remain coaxial due to the lower cost and comparable quality of signal transmission provided by coaxial cable relative to fiber optic cable over short distances.

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

   The primary raw materials used in the manufacture of specialty connectors are aluminum and brass. Gilbert currently purchases all of its aluminum requirements from a single supplier. Although the Company believes several alternative sources of supply of aluminum are available, a sudden disruption of its supply from this supplier could have a temporary adverse effect on the manufacture and sale of Gilbert's connector products. Gilbert is not dependent on any single supplier for its other raw materials. Management does not foresee any problems obtaining the raw materials necessary for the manufacture of specialty connectors. However, there have been significant price increases for aluminum, and for copper, which is used to make brass. Gilbert will attempt to recover this additional expense through corresponding selling price adjustments.

   Gilbert owns a number of patents but does not consider any one patent or group of patents material to the conduct of the business.

   Shipments of Gilbert's products are typically made shortly after the receipt of the order. Accordingly, the Company does not consider Gilbert's order backlog at any date to be a significant predictor of Gilbert's future results of operations.

   Frequency Control Devices. Through its frequency control business units, McCoy/Ovenaire/Spectrum, Croven Crystals and H.E.S. International, the Company offers its precision frequency control devices to original equipment manufacturers for both commercial and military applications. For these products, the Company provides custom design, joint development opportunities, value-added assembly and low cost component and subsystem manufacturing.

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

   There are many domestic and foreign suppliers of crystal frequency control devices. In order to compete effectively in this market, the Company places a strong emphasis on high quality and sophisticated design technology. A large percentage of the Company's frequency control products are manufactured to exacting customer specifications, and the Company relies to a large extent on its engineering staff to design, manufacture, deliver and provide post-production support to meet customer needs. Sales of the Company's frequency control products are made through a direct sales force and manufacturers' representatives.

   Manufacturing facilities for the Company's frequency control products are located in Mt. Holly Springs and Mercersburg, Pennsylvania, and Whitby, Ontario, Canada. Management believes that recent improvements in each facility allow the Company to provide superior quality and delivery performance for such products at competitive prices.

   In 1994, sales of frequency control products to military contractors constituted less than 10% of the Company's total sales. In recent periods, the Company has reduced the percentage of its sales of frequency control products attributable to such customers through the introduction of new products for the commercial telecommunications industry.

   The Company believes there is ready availability of the raw materials, principally natural and synthetic quartz, required for the production of its frequency control products. There are multiple suppliers of such raw materials, and the Company utilizes many of these suppliers. Moreover, the Company has entered into a strategic alliance with Alfa Quartz C.A. ("Alfa"), a subsidiary of Sural C.A. Alfa has made significant capital investments in its Venezuelan operation in order to become a major supplier of synthetic quartz crystals on the world market. The strategic alliance is intended to develop Alfa's finishing capabilities and thereby allow it to broaden its product offerings as well as ensure the Company of a ready supply of high-quality, low-cost crystal blanks.

   The Company also manufactures glass-to-metal hermetically sealed packages used in a variety of products including frequency controls, semiconductors, sensors, connectors, and automotive applications. These operations are based in Kansas City, Kansas. The Company believes it is a leader in four major types of hermetically sealed packages: cold weld, resistance weld, solder seal and all-glass induction seal. Approximately 80% of the Company's sales of hermetic packages are to customers in the United States. These customers are currently serviced on a factory direct basis. Foreign sales are conducted through direct sales and distributors. In the sale of hermetic packages, the Company believes it enjoys a strong competitive position through its reputation for superior quality and delivery performance, in glass-to-metal sealing technology, low-cost, value-added contract assembly operations in Acuna, Mexico, and experience in the custom design of unique packages for customer needs.

   Control Components

   The Company's controls products include electronic, electromechanical and mechanical controls, switches and components sold to various consumer and industrial manufacturers. The Company provides gas range and outdoor grill controls, components and replacement parts through its Harper-Wyman Company ("Harper-Wyman") subsidiary, and optical, rotary and appliance switches and other products through its OakGrigsby Inc. ("OakGrigsby") subsidiary. The Company expects to expand its product offerings to the market for control devices through new product development and acquisitions. Collectively, control components accounted for approximately 37%, 41% and 65% of the Company's net sales for 1994, 1993 and 1992, respectively.

   Appliance Components and Controls. Harper-Wyman manufactures a broad line of controls and components for gas and electric range appliances for sale to original equipment manufacturers in the consumer appliance industry. Harper-Wyman has operations in Aurora and Princeton, Illinois and Ciudad Juarez, Mexico.

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

   Harper-Wyman's domestic control products must conform to Underwriters' Laboratories and American Gas Association specifications. All such approvals have been obtained and Harper-Wyman's quality assurance team maintains compliance with these specifications. Harper-Wyman is not dependent upon any single supplier for raw materials. Harper-Wyman uses aluminum to manufacture products, and aluminum prices have increased significantly. Harper-Wyman will attempt to recover this additional expense through corresponding selling price adjustments. Harper-Wyman owns a number of patents but does not consider any one patent or group of patents material to the conduct of business.

   Harper-Wyman, through its Harpco Division, manufactures and supplies replacement parts for the consumer appliance and outdoor grill industries. The market for Harpco Division's products consists of original equipment manufacturers and distributors. Sales are made primarily through manufacturers' representatives.

   Switch Devices. OakGrigsby manufactures low-power open frame, enclosed and encoded rotary switches along with solenoids, lighted pushbutton switches and appliance switches. OakGrigsby has also developed a line of mechanical and optical encoders that provide longer product life and more accurate control of switching operations. These products are sold primarily to original equipment manufacturers of HVAC, industrial, test and medical equipment. The Company's manufacturing operations are located in Sugar Grove, Illinois and Ciudad Juarez, Mexico.

   Some of OakGrigsby's top customers include Rockwell International, Motorola, the U.S. Government, Fluke and Tektronix. The top ten customers are responsible for approximately 28% of total sales. Open frame rotary switches account for about 36% of sales. OakGrigsby's marketplace is principally domestic with some product shipped to Canada and Europe. Product is sold by manufacturers' representatives directly to customers across the United States and in Europe, with an increasing amount of product sold through distributors. OakGrigsby supplies to a highly fragmented market and competes primarily on the basis of price, technology, innovation and distribution.

   OakGrigsby owns a number of patents but does not consider any one patent or group of patents material to the conduct of business. Management does not foresee any problems obtaining raw material for use in the production of OakGrigsby's products. The company is not dependent on any single supplier for raw materials.

                                 OTHER SEGMENT

   The Company's Other Segment accounted for approximately 8%, 8% and 14% of the Company's net sales for 1994, 1993 and 1992, respectively.

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

   Nordco's primary market includes railroads in the United States and Canada designated as Class I (railroads with revenues in excess of $96.1 million). Other markets for Nordco's products include Mexico, the Scandinavian countries and Australia.

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

   O/E/N India. The Company owns a 45% interest in O/E/N India Ltd. ("O/E/N India"), located in Cochin, Kerala, India. O/E/N India assembles and markets relays, potentiometers and switches for the Indian market. The principal markets include communications systems, data processing equipment and industrial applications. O/E/N India and its subsidiaries' products also include floppy diskettes, terminals and connectors. The operations of O/E/N India do not have a material impact on the Company's financial condition or results of operations.

   McCoy (Cayman) Ltd. The Company owns a 50% interest in McCoy (Cayman) Ltd. which markets synthetic quartz crystals to customers outside of the United States. McCoy (Cayman) Ltd., in turn, is the sole shareholder of Industrias McCoy de Venezuela C.A., which manufactures synthetic quartz crystals.

   McCoy International.  The Company owns a 50% interest in McCoy
International, a Delaware partnership, which markets synthetic quartz crystals to customers in the United States.

                                  EMPLOYEES

   At December 31, 1994, the Company had approximately 2,847 employees, 1,726 of whom were located in the United States and 1,121 in foreign countries. Of these employees, 203 are members of unions. The Company believes its relationships with its employees are good.

                                   BACKLOG

   The Company's backlog of domestic and foreign orders for each industry segment at the indicated dates was as follows (dollars in thousands):

                                December 31, 1994      December 31, 1993
                                -----------------      -----------------
Components....................       $56,245                $39,585
Other.........................           884                  1,303
                                     -------                -------
     Total                           $57,129                $40,888
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

EXECUTIVE OFFICERS

     The following table lists the name, age, position and offices of all executive officers of the Company. The term of office of all executive officers will expire upon the holding of the first meeting of the Board of Directors following the 1995 Annual Meeting of Stockholders.

        Name              Age                   Position
        ----              ---                   --------
William S. Antle III....  50   President and Chief Executive Officer since
                               December 1989.

Paul J. Halas...........  38   Senior Vice President, Law & Corporate
                               Development, General Counsel, & Secretary since
                               September 1994, and Senior Vice President,
                               General Counsel, and Secretary since August
                               1990; Treasurer of Timex Group, Ltd., an
                               international manufacturer and distributor
                               of timepieces and other products, from prior to
                               1990 to July 1990.

John D. Richardson......  49   Senior Vice President, Human Resources since
                               August 1990; Corporate Vice President of Human
                               Resources of Fidelity Investments, a privately-
                               held mutual fund company, from prior to 1989 to
                               July 1990.

William C. Weaver.......  53   Senior Vice President and Chief Financial
                               Officer since January 1990.

ITEM 2.  PROPERTIES

The Company believes that its plants and facilities are suitable and adequate for its business. They are well maintained, are in sound operating condition, and are in regular use. The table below sets forth the location and general character of important properties of the Company as of December
31, 1994.  Properties without reference to leases are owned by the Company.


                                                              Floor Space
                                                             (approximate
Location / YEAR LEASE EXPIRES	                                Square Feet)
- -----------------------------                            ---------------------
Amboise, France {A,C,D}................................   34,000 (2 buildings)
Aurora, Illinois (lease expires 11/30/96) {A,C}........   16,000
Glendale, Arizona (leases expire 12/31/97 and
     8/31/06) {A,C,D}..................................  173,000 (4 buildings)
Juarez, Mexico (lease expires 5/16/98) {A,D}...........   51,000
Kansas City, Kansas {A,C,D} (lease expires 9/30/97)....   19,000
Mercersburg, Pennsylvania {A,D}........................   34,000 (2 buildings)
Milwaukee, Wisconsin (lease expires 12/31/97) {C,D,E}..   92,000
Mt. Holly Springs, Pennsylvania {A,C,D}................   79,000 (2 buildings)
Phoenix, Arizona (lease expires 3/31/98) {A,D}.........   38,000
Princeton, Illinois {A,D}..............................  235,000 (2 buildings)
Sugar Grove, Illinois (leases expire 3/31/97 and
     12/14/01) {A,C,D}.................................   86,000 (2 buildings)
Vordingborg, Denmark {A,C,D}...........................   31,000
Waltham, Massachusetts (lease expires 7/31/00) {B,C}...   12,000
Whitby, Ontario, Canada {A,C,D}........................   25,000
Zaragosa, Mexico (lease expires 6/30/97) {A,D}.........   97,000

     {A} Used by the Components Segment.
     {B} Corporate Headquarters.
     {C} Office Space.
     {D} Manufacturing Facilities.
     {E} Used by the Other Segment.


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

   During the fourth quarter of 1994, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

   The markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Stock Exchange. As of January 31, 1995, there were approximately 8,265 stockholders of record of common stock of the Company.

   Information regarding the trading price of the Company's common stock for each quarterly period during the last two fiscal years is set forth below. No dividends on the Company's common stock were paid during 1994 or 1993. (See description of dividend restrictions included in the Revolving Credit Facility Agreement in Note 4 to the Consolidated Financial Statements.)

                                    PRICE OF COMMON STOCK
                                 --------------------------
                                 1994                  1993
                           ----------------      ----------------
                            HIGH      LOW         HIGH      LOW
                           ------    ------      ------    ------
First Quarter...........   $20 3/4   $15 5/8     $20       $10 5/8
Second Quarter..........    22 1/4    17          27 1/4    14 3/8
Third Quarter...........    29 7/8    19 3/4      29        17
Fourth Quarter..........    28 1/4    22 3/8      20 5/8    12 1/2

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL RESULTS

                                                 YEAR ENDED DECEMBER 31
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                1994         1993         1992         1991         1990
                             ----------   ----------   ----------   ----------   ----------
Net sales:
  Components...............    $228,470     $201,593     $123,375     $108,555     $120,635
  Other....................      20,534       17,969       19,874       15,811       18,690
  Net sales from
    continuing operations..     249,004      219,562      143,249      124,366      139,325

Interest expense...........       6,611        7,795        1,405        1,798        2,112

Income from continuing
  operations before income
  taxes and minority
  interest.................      43,391       26,267        8,748        1,717        1,802
Income from continuing
  operations...............      42,446       26,660       10,388        5,265        1,389
Net income.................      42,446       26,660       14,438        5,570        9,669

Earnings per common share:
   Primary:
     Continuing operations.        2.31         1.47          .60          .32          .09
     Net income............        2.31         1.47          .83          .34          .59
   Fully-diluted:
     Continuing operations.        2.31         1.47          .59          .32          .09
     Net income............        2.31         1.47          .82          .34          .59

Cash dividends per
  common share.............          --           --           --           --           --

FINANCIAL POSITION
Working capital............    $ 72,068     $ 69,324     $ 54,829     $ 61,805     $ 63,476
Plant and equipment, net...      36,573       33,429       32,668       24,658       24,929
Total assets...............     281,641      237,727      228,948      124,512      130,848
Long-term debt.............      34,403       61,549       76,922       11,225       11,255
Stockholders' equity.......     167,150      126,919       98,074       84,182       78,278

GENERAL STATISTICS
Capital expenditures.......    $  6,807     $  7,018     $  4,111     $  4,667     $  6,461
Depreciation...............    $  6,669     $  6,142     $  4,380     $  4,322     $  4,609
Average common shares
   outstanding:
     Primary...............  18,370,768   18,100,104   17,309,489   16,505,446   16,504,892
     Fully-diluted.........  18,384,342   18,100,104   17,666,745   16,505,446   16,504,892
Number of recordholders
   (at year end)...........       8,346        9,732       12,146       12,113       12,716
Number of employees
   (at year end)...........       2,847        2,620        2,253        1,620        1,708
Salaries and wages.........    $ 63,162     $ 53,016     $ 40,435     $ 38,544     $ 44,516

All prior years data from 1990 to 1993 has been restated to reflect only continuing operations as of December 31, 1994.
See description of 1992 change in accounting for income taxes in Note 8 to the Consolidated Financial Statements.
See description of December 23, 1992 acquisition of Gilbert Engineering Co., Inc. in Note 2 to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash flow remained strong throughout 1994 with cash and cash equivalents increasing by $10.3 million to $37.6 million at December 31, 1994. Operations generated $47.4 million of cash during 1994 compared to $31.6 million during 1993. The Company spent $6.8 million for capital equipment and $8.3 million to acquire Cabel-Con A/S ("Cabel-Con") (see discussion below). Cash of $21.7 million was used to repay and to retire debt. Cash of $2.1 million was provided by the sale of Oak Crystal Inc.'s subsidiary, Carpenter Emergency Lighting. The Company paid $3.1 million to acquire its Series E warrants.

   The Company has a revolving credit facility with a group of banks which provides for available borrowings of $30.0 million. The facility, which is available through December 1995, is at various interest rates at the Company's option based on the prime rate or LIBOR. Borrowings under the facility are secured by the Company's pledge of the outstanding capital stock of certain of the Company's subsidiaries. The Company is required to meet certain financial covenants and is prohibited from paying dividends. At December 31, 1994, there were no borrowings outstanding under this facility.

   At December 31, 1994, cash and unused lines of credit totaled $83.4 million of which $21.6 million was available only to Gilbert Engineering Co., Inc. ("Gilbert") and $61.8 was available for general corporate purposes, including acquisitions. The maximum amount of borrowing under the line of credit available only to Gilbert decreases by $2.1 million per quarter for the first three quarters of 1997 with the facility expiring on December 23, 1997. The Company believes its current financial resources are sufficient to meet its continuing operating requirements, service its long-term debt, and provide for future growth.

   On December 23, 1992, the Company, along with certain affiliates of Bain Capital ("Bain Capital"), through an acquisition company, Connector Holding Company ("Connector"), acquired 85% of the outstanding stock of Gilbert. The aggregate purchase price was approximately $106.9 million, including refinancing of existing debt of Gilbert and transaction expenses. Management of Gilbert retained ownership of the remaining 15% of Gilbert. The Company has the right of first refusal should Gilbert management wish to sell their shares in Gilbert. If the Company refuses the offer, Gilbert management may, beginning in December 1995 and at its option, exchange its shares of Gilbert for shares of the Company's common stock. The Company owns 80% of Connector, with Bain Capital owning the other 20%.

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

   The indebtedness of Gilbert, excluding Cabel-Con mortgages of $2.7 million, is repayable on various dates through 1999. Such indebtedness is collateralized by the assets and common stock of Gilbert and is non-recourse to the Company. At December 31, 1994, the principal amount of such indebtedness, net of original issue discount, was $44.5 million. Such indebtedness as of December 31, 1994 bears various interest rates from LIBOR plus 2.75% to prime plus 1.25% per annum (8.75% to 9.75% at December 31, 1994). In January 1995, these interest rates were reduced to LIBOR plus 2.50% or prime plus 1.00%. In addition to scheduled repayments, Gilbert is required to make mandatory prepayments on this indebtedness equal to 90% of annual cash flows from operations less capital expenditures and certain other expenditures. A portion of this indebtedness is outstanding under Gilbert's line of credit, and a portion of the scheduled repayments of this indebtedness account for the scheduled reductions in the maximum borrowings available under such line of credit described above. In February 1995, Gilbert borrowed $17.7 million under such line of credit in order to make certain mandatory prepayments as described above.

   On June 10, 1994, Gilbert acquired all of the outstanding common stock of Cabel-Con, a Danish manufacturer of connectors for the worldwide cable television markets, for $9.25 million. Cabel-Con had cash of $0.9 million at the time of the acquisition. The acquisition was financed by borrowing on Gilbert's revolving credit facility. Concurrent with the acquisition, Gilbert paid off $2.6 million of Cabel-Con's bank borrowings and assumed $2.7 million of Cabel-Con's mortgages.

   In December 1994, Nordco paid off the remaining $4.2 million of its term loan. A total of $5.6 million was paid during the year on this loan. In connection with the prepayment, the Company also paid $3.1 million to acquire its outstanding Series E warrants for the purchase of 150,000 shares of Oak's common stock.

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

   Consistent with its strategy, the Company will aggressively explore additional acquisition opportunities in 1995. If consummated, an acquisition would involve the expenditure of cash and may require borrowing against its existing revolving credit facility and/or new borrowing arrangements. Currently, the Company has no commitment, understanding, or arrangement relating to any material acquisition and there can be no assurance that additional transactions will be consummated in 1995.

   As of December 31, 1994, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $123.0 million, which will, if unused, expire from 1999 through 2006. Under federal tax law, certain changes in ownership of the Company, which may not be within the Company's control, may operate to restrict future utilization of these carryforwards.

   In accordance with FAS 109, the Company has recorded as a deferred tax asset the expected tax benefit in future periods associated with the anticipated utilization of these NOLs and credit carryforwards. At December 31, 1994, this deferred tax asset was $42.7 million. In order to realize the deferred tax asset, the Company must generate domestic pretax profit of approximately $115 million before the NOLs and credit carryforwards expire. Management has determined, based on the Company's and Gilbert's history of prior operating earnings, and the Company's expectations for the future, that income of the Company will more likely than not be sufficient to utilize $42.7 million of benefit from the utilization of NOLs and credit carryforwards prior to their expiration.

   At December 31, 1994, the Company had a valuation allowance of $11.6 million against its remaining gross deferred tax asset. Approximately $1.2 million of the valuation allowance, when released, will be recorded as a credit to paid-in capital.


RESULTS OF OPERATIONS

1994 COMPARED TO 1993

   Consolidated sales for 1994 were $249.0 million, an increase of $29.4 million, or 13.4%, over 1993. Components Segment sales increased $26.9 million, or 13.3%, and Other Segment sales increased $2.5 million, or 14.3%.
   Net income during 1994 was $42.4 million compared to net income of $26.7 million in 1993. Each period, however, includes certain nonrecurring items shown in the table below. Income from continuing operations before nonrecurring items in 1994 increased by $11.4 million, or 53.9%, over 1993.

NET INCOME ($ MILLIONS)

                                                      1994        1993
                                                     ------      ------
Income from continuing operations
   before nonrecurring items......................    $32.7      $21.3
Subtract nonrecurring items:
   Restructuring charge (a).......................     (2.0)      (2.9)
Add nonrecurring items:
   Tax gains (b)..................................      0.9        3.9
   Adjustment to deferred income tax
     valuation reserve (c)........................     14.0        6.0
   Adjustment to minority interest (c)............     (3.2)      (1.6)
                                                      -----      -----
Net income........................................    $42.4      $26.7
                                                      =====      =====

(a) In the fourth quarter of 1994, the Company recorded a $2.0 million charge related primarily to vacated facilities. In the third quarter of 1993, the Company recorded a $2.9 million restructuring charge to cover the costs associated with reorganizing its Mexican manufacturing operations, consolidating certain U.S. operations and certain other overhead reductions.
(b) In the second quarter of 1994, the Company recorded a gain of $0.9 million resulting from a state income tax law change. In the third quarter of 1993, the Company recorded a gain of $3.9 million resulting from an Internal Revenue Service refund relating to the settlement of a tax dispute.
(c) During the fourth quarters of 1994 and 1993, the Company adjusted its deferred income tax valuation reserve in accordance with FAS 109, resulting in income tax benefits of $14.0 million and $6.0 million, respectively. These tax benefits caused minority interest in net income of subsidiaries to increase by $3.2 million in 1994 and $1.6 million in 1993.

   The $11.4 million improvement in income from continuing operations before nonrecurring items for 1994 resulted primarily from a $13.4 million increase in segment operating profitability (see discussion under "Segment Data") offset, in part, by several non-operating items. Interest expense decreased $1.2 million due to lower debt balances. Minority interest in net income of subsidiaries increased $2.6 million before the nonrecurring increase of $1.6 million resulting from the FAS 109 adjustment, reflecting higher earnings at Gilbert. Income tax expense, excluding the nonrecurring tax benefits and adjustments to the deferred income tax valuation reserve, increased $2.1 million due to higher foreign, state and federal alternative minimum taxes, reflecting higher earnings levels.

   In the first quarter of 1994, the Company adopted FAS 112 "Employers' Accounting for Postemployment Benefits". This statement changes the past practice of accounting for the cost of certain postemployment benefits from a pay-as-you-go (cash) basis to an accrual basis. The effect of the adoption was not material in 1994.

   Also in 1994, the Company adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires a change in the method of accounting for certain investments. The adoption of FAS 115 did not have a material effect on the Company's financial position or results of operations.

SEGMENT DATA ($ MILLIONS)

                                          Sales         Operating Income
                                     --------------     ----------------
                                      1994     1993       1994     1993
                                     ------   ------     -----    -----
Components.........................  $228.5   $201.6     $51.9    $39.0
Other..............................    20.5     18.0       2.4      1.9
                                     ------   ------     -----    -----
   Subtotal........................  $249.0   $219.6      54.3     40.9
                                     ======   ======
Restructuring charges..............                       (2.0)    (2.9)
                                                         -----    -----
   Total...........................                      $52.3    $38.0
                                                         =====    =====

   Sales of the Components Segment increased $26.9 million, or 13.3%, in 1994 compared to 1993. Sales of communications products increased $22.9 million, or 20.3%, due primarily to growth in domestic and international markets as well as incremental sales resulting from the acquisition of Cabel-Con in June 1994. Sales of controls products increased $4.0 million, or 4.5%, due primarily to industry growth. Components Segment order backlog was $56.2 million at December 31, 1994, up $16.7 million, or 42.1%, from December 31, 1993.

   Excluding the effect of the restructuring charges discussed above, operating income of the Components Segment increased $12.9 million, or 32.9%, in 1994 as compared to 1993. This improvement was primarily the result of additional profits resulting from the sales increases discussed above as well as cost reductions and productivity enhancements.

   Other Segment sales increased $2.5 million, or 14.3%, compared to 1993 due to increased volume from the Company's railway maintenance equipment division offset, in part, by decreased sales from the emergency lighting division which was sold in November 1994. Operating income increased $0.5 million, or 25.1%, compared to 1993, due to additional profits resulting from the increased sales. Order backlog for the segment was $0.9 million at December 31, 1994, down $0.4 million from December 31, 1993.

   Consolidated gross profit increased as a percentage of sales in 1994 to 37.5% from 34.1% in 1993 due to higher sales volumes of higher margin products, cost reduction programs, and productivity enhancements. Selling, general and administrative expenses increased $4.8 million. As a percentage of sales, selling, general and administrative expenses decreased from 17.4% to 17.3%.

   In 1994 and prior years, the Company has recorded minimal federal income tax provisions as a result of its net operating loss carryforward ("NOLs"). When the tax benefits from the available NOLs and credit carryforwards are fully recognized for financial reporting purposes only, the Company will begin reporting a full income tax provision. Management has estimated, that approximately $30.0 million of domestic pretax profit subsequent to December 31, 1994, will be necessary to fully recognize the tax benefit of the NOLs for financial reporting purposes. In 1994 the Company generated approximately $43.0 million of domestic pretax profits. Despite this accounting for financial reporting purposes, the Company does not anticipate actually paying more than alternative minimum tax for federal income tax purposes until the NOL of $123.0 million is utilized.

1993 COMPARED TO 1992

   On December 23, 1992, the Company along with Bain Capital, through their acquisition company, Connector Holding Company ("Connector"), acquired 85% of the outstanding stock of Gilbert Engineering Co., Inc. ("Gilbert"), a Glendale, Arizona manufacturer and supplier of specialty connectors to the cable television, microwave, and high-end specialty precision markets. Management of Gilbert retained ownership of the remaining 15% of Gilbert. The Company owns 80% of Connector, with Bain Capital owning the other 20%. The acquisition was accounted for as a purchase, and accordingly, the operating results of Gilbert for the nine days from the date of acquisition through December 31, 1992 were included in the Company's consolidated statement of operations. The effect of these operating results on the Company's 1992 sales and net income was insignificant.

   Consolidated sales for 1993 were $219.6 million, an increase of $76.4 million, or 53.3%, over 1992. Components Segment sales increased $78.3 million, or 63.4% and Other Segment sales decreased $1.9 million, or 9.6%. The increase in consolidated sales is attributable primarily to the acquisition of Gilbert at the end of 1992.

   Net income during 1993 was $26.7 million compared to net income of $14.4 million in 1992. Each period, however, includes certain nonrecurring items shown in the table below. Income from continuing operations before nonrecurring items in 1993 increased by $14.6 million, or 217.9% over 1992, primarily as a result of the inclusion of Gilbert's results of operations in the 1993 period. Included in income from continuing operations is equity in net income of affiliated companies of $1.7 million and $2.3 million for 1993 and 1992, respectively.

NET INCOME ($ MILLIONS)

                                                    1993          1992
                                                   ------        ------
Income from continuing operations
   before nonrecurring items.....................  $21.3         $ 6.7
Subtract nonrecurring items:
  Restructuring charge (a).......................   (2.9)         (1.5)
Add nonrecurring items:
  Gain on resolution of income tax issue (b).....    3.9            --
  Sale of minority interest investment (c).......     --           2.7
  Adjustment to deferred income tax
    valuation reserve (d)........................    6.0           2.5
  Adjustment to minority interest (d)............   (1.6)           --
  Effect of change in accounting principle (e)...     --           3.5
  Income from discontinued operations............     --           0.5
                                                   -----          -----
Net income.......................................  $26.7          $14.4
                                                   =====          =====

(a) In the third quarter of 1993, the Company recorded a $2.9 million restructuring charge to cover the costs associated with reorganizing its Mexican manufacturing operations, consolidating certain U.S. operations, and certain other overhead reductions. During the fourth quarter of 1992, the Company recognized a charge of $1.5 million related to the reorganizations and facilities consolidations at certain divisions.
(b) In the third quarter of 1993, the Company recorded a gain of $3.9 million resulting from an Internal Revenue Service refund relating to the settlement of a tax dispute.
(c) During the fourth quarter of 1992, the Company recognized a gain of $2.7 million related to the sale of its investment in ComStream Corporation, in which the Company held a minority ownership interest.
(d) During the fourth quarters of 1993 and 1992, the Company adjusted its deferred income tax valuation reserve in accordance with FAS 109, resulting in income tax benefits of $6.0 million and $2.5 million, respectively. The 1993 income tax benefit caused minority interest in net income of subsidiaries to increase $1.6 million.
(e) In the first quarter of 1992, the Company adopted FAS 109, which allowed the Company to recognize a portion of the benefits from its net operating loss carryforwards. The effect of such adoption was income of $3.5 million in 1992.

   The $14.6 million improvement in income from continuing operations before nonrecurring items for 1993 resulted primarily from a $31.1 million increase in segment operating profitability (see discussion under "Segment Data") offset, in part, by several non-operating items. Interest expense increased $6.4 million due to higher debt levels resulting from the acquisition of Gilbert. Minority interest in net income of subsidiaries of $5.8 million, before the nonrecurring increase of $1.6 million resulting from the FAS 109 adjustment, represents the minority stockholders' proportionate share of the income of Connector and Gilbert. Interest income decreased $0.5 million due to lower invested balances and lower interest rates. Equity in net income of subsidiaries decreased $0.6 million primarily as a result of increased amortization and interest expense of the Company's 49%-owned Chicago TV station WSNS as a result of costs incurred and payments made in connection with the 1992 reacquisition of its license to operate. Income tax expense, excluding the tax benefit related to the settlement of the tax dispute and adjustments to the deferred income tax valuation reserve, increased $1.2 million due to higher foreign and state taxes, reflecting higher earnings levels.

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

   Other Segment sales decreased $1.9 million, or 9.6%, compared to 1992 due to decreased volume from the Company's railway maintenance equipment division offset, in part, by increased sales from the emergency lighting division. Operating income increased by $0.8 million, or 70.2%, compared to 1992, however, due to higher gross margins resulting from various cost reduction programs. Order backlog for the segment was $1.3 million at December 31, 1993, up $1.1 million from December 31, 1992.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             OAK INDUSTRIES INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
REPORT OF INDEPENDENT AUDITORS......................................  XX

FINANCIAL STATEMENTS -

     Consolidated Balance Sheet at December 31, 1994 and 1993.......  XX

     Consolidated Statement of Operations for the years
     ended December 31, 1994, 1993 and 1992.........................  XX

     Consolidated Statement of Stockholders' Equity for
     the years ended December 31, 1994, 1993 and 1992...............  XX

     Consolidated Statement of Cash Flows for the years
     ended December 31, 1994, 1993 and 1992.........................  XX

     Notes to Consolidated Financial Statements.....................  XX

SCHEDULES -

     VIII - Valuation and Qualifying Accounts.......................  XX

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Oak Industries Inc.

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oak Industries Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992.


PRICE WATERHOUSE LLP

Boston, Massachusetts
January 20, 1995

                              OAK INDUSTRIES INC.
                           CONSOLIDATED BALANCE SHEET
                                AT DECEMBER 31
                            (DOLLARS IN THOUSANDS)

                                    ASSETS

                                                     1994          1993
                                                   --------      --------
Current Assets:
  Cash and cash equivalents......................  $ 37,648      $ 27,367
  Receivables, less reserves of $1,065 and $901..    31,731        27,502
  Inventories....................................    35,638        31,325
  Deferred income taxes..........................    11,600         6,950
  Other current assets...........................     2,950         3,063
                                                   --------      --------
      Total current assets.......................   119,567        96,207
                                                   --------      --------

Plant and Equipment:
  Land...........................................     1,004         1,094
  Buildings and leasehold improvements...........    17,653        16,934
  Machinery and equipment........................    76,681        68,447
  Furniture and fixtures.........................     5,114         4,898
                                                   --------      --------
                                                    100,452        91,373
  Less - Accumulated depreciation................   (63,879)      (57,944)
                                                   --------      --------
      Total plant and equipment..................    36,573        33,429
                                                   --------      --------

Other Assets:
  Deferred income taxes..........................    31,750        22,400
  Goodwill and other intangible assets, less
     accumulated amortization of $8,374
     and $5,839..................................    75,960        70,999
  Investments in affiliates......................    10,985         9,213
  Other assets...................................     6,806         5,479
                                                   --------      --------
      Total other assets.........................   125,501       108,091
                                                   --------      --------

      Total Assets...............................  $281,641      $237,727
                                                   ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                              OAK INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEET
                                AT DECEMBER 31
                            (DOLLARS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1994          1993
                                                   --------      --------
Current Liabilities:
  Current portion of long-term debt..............  $ 13,118      $  1,546
  Accounts payable...............................    12,558         8,567
  Accrued liabilities............................    21,823        16,770
                                                   --------      --------
    Total current liabilities.................       47,499        26,883
                                                   --------      --------

Other Liabilities:
  Deferred compensation and pensions..........        5,595         5,461
  Other.......................................          463         2,074
                                                   --------      --------
    Total other liabilities...................        6,058         7,535
                                                   --------      --------
Long-term Debt, Less Current Maturities.......       34,403        61,549
                                                   --------      --------
Minority Interest.............................       26,531        14,841
                                                   --------      --------
Commitments and Contingent Liabilities

Stockholders' Equity:
  Preferred stock, no par value; authorized
     4,834,237 shares; none issued............           --            --
  Common stock, par value of $0.01;
     authorized 50,000,000 shares;
     issued 17,479,198 and 17,202,783 shares..          175           172
  Additional paid-in capital..................      278,976       280,467
  Accumulated deficit.........................     (109,404)     (151,850)
  Cumulative translation adjustment...........         (658)         (530)
  Treasury stock, 50,182, and 12,797 shares...         (895)          (35)
  Other.......................................       (1,044)       (1,305)
                                                   --------      --------
    Total stockholders' equity................      167,150       126,919
                                                   --------      --------
      Total Liabilities and
      Stockholders' Equity....................     $281,641      $237,727
                                                   ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                              OAK INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               1994        1993        1992
                                             --------    --------    --------
Net Sales..................................  $249,004    $219,562    $143,249
                                             --------    --------    --------
Costs, Expenses and Other Income (Expense):
  Cost of sales............................  (155,638)   (144,706)   (110,582)
  Selling, general and administrative
     expenses..............................   (43,025)    (38,207)    (27,907)
  Interest expense.........................    (6,611)     (7,795)     (1,405)
  Interest income..........................     1,351         731       1,248
  Equity in net income of affiliated
     companies.............................     2,304       1,673       2,296
  Other income (expense)...................    (3,994)     (4,991)      1,849
                                             --------    --------    --------
      Total costs, expenses and other
         income (expense)..................  (205,613)   (193,295)   (134,501)
                                             --------    --------    --------
Income from Continuing Operations before
  Income Taxes and Minority Interest.......    43,391      26,267       8,748
Income Tax Benefit.........................    10,745       7,836       1,640
Minority Interest in Net Income
  of Subsidiaries..........................   (11,690)     (7,443)         --
                                             --------    --------    --------
Income from Continuing Operations..........    42,446      26,660      10,388
Income from Discontinued Operations........        --          --         550
Cumulative Effect of Change in
  Accounting Principle.....................        --          --       3,500
                                             --------    --------    --------
Net Income.................................  $ 42,446    $ 26,660    $ 14,438
                                             ========    ========    ========
Income per Common Share:
  Primary:
    Continuing operations...............     $   2.31    $   1.47    $    .60
    Discontinued operations.............           --          --         .03
    Cumulative effect of change in
      accounting principle..............           --          --         .20
                                             --------    --------    --------
    Net Income per Common Share.........     $   2.31    $   1.47    $    .83
                                             ========    ========    ========
  Fully-diluted:
    Continuing operations...............     $   2.31    $   1.47    $    .59
    Discontinued operations.............           --          --         .03
    Cumulative effect of change in
      accounting principle..............           --          --         .20
                                             --------    --------    --------
    Net Income per Common Share.........     $   2.31    $   1.47    $    .82
                                             ========    ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                              OAK INDUSTRIES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31
                            (DOLLARS IN THOUSANDS)

                                                ADDITIONAL               CUMULATIVE
                                      COMMON     PAID-IN   ACCUMULATED   TRANSLATION   TREASURY
                                       STOCK     CAPITAL     DEFICIT     ADJUSTMENT      STOCK      OTHER     TOTAL
                                      -------   --------   -----------   -----------   --------   --------   --------
Balance, December 31, 1991.........   $16,518   $260,245   $(192,948)      $ 571         $(31)    $  (173)   $ 84,182
Net income.........................        --         --      14,438          --           --          --      14,438
Current year translation adjustment        --         --          --        (594)          --          --        (594)
Reduction of par value.............   (16,359)    16,359          --          --           --          --          --
Other..............................         6         33          --          --           --           9          48
                                      -------   --------   ----------     -------      --------   --------   --------
Balance, December 31, 1992.........       165    276,637    (178,510)        (23)         (31)       (164)     98,074
Net income.........................        --         --      26,660          --           --          --      26,660
Current year translation adjustment        --         --          --        (507)          --          --        (507)
Exercise of options and warrants...         7      3,830          --          --           --          --       3,837
Employee notes receivable..........        --         --          --          --           --      (1,305)     (1,305)
Other..............................        --         --          --          --           (4)        164         160
                                      -------   --------   ----------     -------      --------   --------   --------
Balance, December 31, 1993.........       172    280,467    (151,850)       (530)         (35)     (1,305)    126,919
Net income.........................        --         --      42,446          --           --          --      42,446
Current year translation adjustment        --         --          --        (128)          --          --        (128)
Exercise of options and warrants...         3      1,546          --          --         (418)         --       1,131
Acquisition of warrants............        --     (3,061)         --          --           --          --      (3,061)
Other..............................        --         24          --          --         (442)        261        (157)
                                      -------   --------   ----------     -------      --------   --------   --------
Balance, December 31, 1994.........   $   175   $278,976   $(109,404)      $(658)       $(895)    $(1,044)   $167,150
                                      =======   ========   ==========     =======      ========   ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             OAK INDUSTRIES INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31
                           (DOLLARS IN THOUSANDS)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

                                               1994        1993        1992
                                             --------    --------    --------
OPERATING ACTIVITIES:
  Income from continuing operations........  $ 42,446    $ 26,660    $ 10,388
  Adjustments to reconcile income
   from continuing operations to net
   cash provided by operations:
    Depreciation and amortization..........    10,618      10,328       5,322
    Change in minority interest............    11,690       7,443          --
    Gain on the sale of minority
     interest investment...................        --          --      (2,700)
    Undistributed earnings of
     affiliated companies..................    (1,464)     (1,356)     (1,865)
    Change in assets and liabilities,
     net of effects from acquisition
     of businesses:
      Receivables..........................    (2,347)       (901)      1,239
      Inventories..........................    (2,392)      1,681       3,391
      Accounts payable and accrued
       liabilities.........................     7,061      (1,464)     (1,255)
      Deferred compensation and pensions...       134      (1,984)     (1,088)
      Deferred income taxes................   (14,979)     (6,734)     (2,529)
      Other................................    (3,389)     (2,120)       (292)
                                             --------    --------    --------
       Net cash provided by
       continuing operations..............     47,378      31,553      10,611
                                             --------    --------    --------
INVESTING ACTIVITIES:
  Capital expenditures.....................    (6,807)     (7,018)     (4,111)
  Acquisition of businesses................    (8,309)     (1,594)    (16,734)
  Advances to unconsolidated companies.....      (308)       (251)         --
  Disposition of business..................     2,092          --          --
  Minority interest investment.............        --          --        (900)
  Proceeds from the sale of minority
   interest investment.....................        --          --       3,717
  Loans to and repayments from employees...       261      (1,360)         --
  Other....................................       110         265         499
                                             --------    --------    --------
      Net cash used in investing activities   (12,961)     (9,958)    (17,529)
                                             --------    --------    --------
FINANCING ACTIVITIES:
  Principal payments on long-term
   borrowings..............................   (17,460)    (22,655)     (1,660)
  Retirement of long-term debt.............    (4,200)         --      (4,071)
  Cash restricted for letter of credit.....        --          --      (6,000)
  Reduction in cash restricted for
   letter of credit........................        --       6,000          --
  Exercise of warrants.....................     1,155       3,837          28
  Acquisition of warrants..................    (3,061)         --          --
  Other....................................      (442)        160         (16)
                                             --------    --------    --------
      Net cash used for financing
      activities...........................   (24,008)    (12,658)    (11,719)
                                             --------    --------    --------
Effect of exchange rate changes............      (128)       (507)       (594)
                                             --------    --------    --------
Net cash provided by discontinued
 operations................................        --          --         550
                                             --------    --------    --------
Net change during year.....................    10,281       8,430     (18,681)

Balance, beginning of year.................    27,367      18,937      37,618
                                             --------    --------    --------
Balance, end of year.......................  $ 37,648    $ 27,367    $ 18,937
                                             ========    ========    ========

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

MINORITY INTEREST

   Minority interest represents the minority stockholders' proportionate share of the equity and the net income of Connector and Gilbert (See Note 2). The minority interest in the income of these operations was insignificant in 1992.

INVESTMENTS IN AFFILIATES

   The Company owns a 49% interest in TV Station WSNS, which broadcasts Spanish language programming in the Chicago metropolitan area, and a 45% interest in O/E/N India Ltd., located in Cochin, Kerala, India, which assembles and markets relays and switches for the Indian market. The Company also owns a 50% interest in McCoy (Cayman) Ltd. and a 50% interest in McCoy International. These entities and their subsidiaries manufacture synthetic quartz crystals in Venezuela and market them to customers worldwide. Investments in these affiliated companies are recorded at cost plus equity in undistributed earnings. The cumulative amount of these undistributed earnings included in consolidated accumulated deficit at December 31, 1994 and 1993 was approximately $9,756,000 and $8,292,000, respectively. Dividends received from these affiliated companies were $840,000, $317,000 and $431,000 for 1994, 1993, and 1992, respectively.

TRANSLATION OF FOREIGN CURRENCIES

   The financial statements of foreign subsidiaries are translated into U. S. dollars in accordance with FAS 52. Under this statement, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments, if any, are made directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in net income when realized.

REVENUE RECOGNITION

   Revenues from product sales are recognized at the time products are shipped.

INVENTORIES

   Inventories are valued at the lower of cost (first-in, first-out basis) or market. Inventory costs, which include material, labor and factory manufacturing expenses, are as follows (dollars in thousands):

                                     DECEMBER 31,
                                   ----------------
                                     1994     1993
                                   -------   -------
Raw materials....................  $ 9,652   $ 8,736
Work in process..................   18,446    15,419
Finished goods...................    7,540     7,170
                                   -------   -------
                                   $35,638   $31,325
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

INTANGIBLE ASSETS

   Goodwill and other intangibles, and the related amortization are as follows (dollars in thousands):

                                                  OTHER
                                  GOODWILL     INTANGIBLES      TOTAL
                                  --------     -----------     -------
Balance, December 31, 1992.......  $70,242       $2,172        $72,414
Additions........................    1,112           16          1,128
Amortization.....................   (2,057)        (486)        (2,543)
                                   -------       ------        -------
Balance, December 31, 1993.......   69,297        1,702         70,999
Additions........................    7,397           99          7,496
Amortization.....................   (2,169)        (366)        (2,535)
                                   -------       ------        -------
Balance, December 31, 1994.....    $74,525       $1,435        $75,960
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

CAPITALIZED DEBT COSTS

   The Company capitalizes all costs related to the issuance of debt. The resulting capitalized debt costs ($1,198,000 and $2,232,000 at December 31, 1994 and 1993, respectively) are classified as "Other assets" on the consolidated balance sheet. The capitalized debt costs related to each debt issue are amortized to expense under the interest method over the life of the respective debt issue. During 1994, 1993 and 1992, the Company amortized $1,034,000, $1,318,000 and $93,000, respectively, of capitalized debt costs.

INCOME TAXES

   Effective January 1, 1992, the Company adopted FAS 109, "Accounting for Income Taxes". FAS 109 requires the recognition of deferred tax assets and liabilities for the difference between the financial statement and tax bases of assets and liabilities utilizing current tax rates. Deferred tax assets are recognized, net of any valuation allowance, for deductible temporary differences and operating loss and credit carryforwards that are more likely than not to be realized. Deferred tax benefit or expense represents the change in the deferred tax asset or liability balances.

RESEARCH AND DEVELOPMENT

   Research and development costs, expensed as incurred, were $3,962,000, $3,345,000 and $1,361,000 in 1994, 1993 and 1992, respectively. These costs are included in selling, general and administrative expenses in the consolidated statement of operations.

EARNINGS PER COMMON SHARE

   Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding as follows:

                                            1994         1993         1992
                                         ----------   ----------   ----------
Primary................................  18,370,768   18,100,104   17,309,489
Fully-diluted..........................  18,384,342   18,100,104   17,666,745

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

INVESTMENTS

   During 1994, the Company adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with FAS 115, the Company's short-term investments, which include debt securities, are classified as held to maturity. Equity securities held by the Company are classified as held for sale. The recorded value of these investments approximates fair value.

CONSOLIDATED STATEMENT OF  CASH FLOWS

   Supplementary information for the consolidated statement of cash flows is as follows (dollars in thousands):

   Cash paid during the year for:

                                               1994        1993        1992
                                             --------    --------    --------
Interest...................................  $ 5,050     $ 6,280     $ 1,260
Income taxes...............................  $ 1,857     $ 4,890     $   568

Details of businesses acquired were as follows:

                                               1994        1993        1992
                                             --------    --------    --------
Assets acquired............................  $18,269     $ 1,594     $118,470
Liabilities assumed........................   (3,313)         --      (12,364)
Debt assumed...............................   (5,706)         --      (82,888)
Minority interest cash investment..........       --          --       (3,400)
                                             --------    --------    --------
Cash paid..................................    9,250       1,594       19,818
Cash acquired..............................     (941)         --       (3,084)
                                             --------    --------    --------
Net cash paid..............................  $ 8,309     $ 1,594     $ 16,734
                                             ========    ========    ========

RECLASSIFICATIONS

   Certain items in the 1993 and 1992 financial statements have been reclassified to conform with the 1994 presentation.

(2) ACQUISITIONS:

   On June 10, 1994, Gilbert acquired all of the outstanding common stock of Cabel-Con A/S ("Cabel-Con"), a Danish manufacturer of connectors for the worldwide cable television markets, for $9,250,000. Cabel-Con had cash of $941,000 at the time of the acquisition. The acquisition was financed by borrowing on Gilbert's revolving credit facility. Concurrent with the acquisition, Gilbert paid off $2,625,250 of Cabel-Con's bank borrowings. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated statement of operations. Substantially all of the goodwill resulting from this acquisition, approximately $7,496,000, is being amortized over 40 years.

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

   On December 23, 1992, the Company, along with Bain Capital, through their acquisition company, Connector Holding Company ("Connector"), acquired 85% of the outstanding stock of Gilbert Engineering Co., Inc. ("Gilbert"), a Glendale, Arizona and Amboise, France manufacturer and supplier of specialty connectors to the cable television, local area network, microwave and high-end specialty precision markets. Management of Gilbert retained ownership of the remaining 15% of Gilbert. Gilbert management may, beginning in December 1995 and at its option, exchange its shares of Gilbert for up to 94,118 shares of the Company's common stock (see Note 5 - Exchangeable Shares) each year up to a maximum of 282,353 shares. The Company has the right of first refusal should Gilbert management wish to sell their shares in Gilbert. The Company owns 80% of Connector, with Bain Capital owning the other 20%. Bain may at any time after December 22, 1995 require Oak to buy and Oak may at any time after December 22, 1996 require Bain to sell its outstanding shares in Connector at a price determined according to the terms of the stockholders agreement entered into by Oak and Bain at the time of the acquisition (the "Stockholders Agreement"). The price is the higher of fair market value as determined by an independent appraisal and a price based upon certain formulas applied to the earnings of Gilbert in certain periods. The Stockholders Agreement limits the ability of Connector or Gilbert to take certain fundamental actions without the prior consent of the Company and Bain Capital. The agreement prohibits the sale by either the Company or Bain Capital of its equity interest in Connector. The Company's shares of Connector have been pledged to Bain Capital to secure the financial obligations of the Company under the Stockholders Agreement.

   The aggregate purchase price was approximately $106,900,000, including refinancing of existing debt of Gilbert and transaction expenses. The purchase price was financed with (i) a $13,600,000 cash equity investment by the Company, (ii) a $3,400,000 cash investment by Bain Capital, (iii) a $3,000,000 junior subordinated note issued by Connector to the Company, (iv) an aggregate of $10,000,000 of 8% senior subordinated promissory notes issued by Connector to the selling stockholders of Gilbert, and (v) $76,900,000 of senior indebtedness of Gilbert provided by General Electric Capital Corporation. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated statement of operations. Goodwill resulting from this acquisition of approximately $59,737,000 in the United States and $2,773,000 in France is being amortized over 40 and 15 years, respectively. The transaction also resulted in the recording of a deferred tax asset of approximately $16,200,000 which reflected the expected future benefit at the time of the acquisition from the utilization of the Company's net operating loss carryforwards to offset Gilbert's taxable income (see Note 8).

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

(Dollars in thousands, except per share amounts)

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

(3) DISCONTINUED OPERATIONS:

   On November 7, 1994, the Company's subsidiary, Oak Crystal Inc., completed the sale of the assets of its Carpenter Emergency Lighting business ("Carpenter") for $2,092,000 in cash. Carpenter manufactures and sells self-powered emergency lights, exit signs, and portable lights. Carpenter was sold due to the lack of strategic fit with other Oak subsidiaries. Carpenter's operations have been insignificant for all years presented in relation to the Company and, thus, the disposition has not been recorded as a discontinued operation.

   In 1990, the Company sold the assets of its wholly-owned Oak Communications Inc. subsidiary, subject to a post-closing adjustment. During 1992, the Company and the buyer reached an agreement on the post-closing adjustment. During 1992, $1,200,000 was received related to these matters. Income from discontinued operations in 1992 includes $800,000, net of related expenses, and $400,000 is included in other income. During 1993, a final payment of $185,000 was received related to these matters and is included in other income.

(4) INDEBTEDNESS:

Long-term debt at December 31 is summarized as follows (dollars in thousands):

                                                DECEMBER 31,
                                             ----------------
                                               1994     1993
                                             -------   -------
Gilbert Engineering borrowings:
  Term Loan A.............................   $35,452   $43,334
  Term Loan B.............................        --     7,123
  Revolving Credit Facility...............     2,278       237
Connector Holding Company Senior
  Subordinated Notes......................     6,630     6,250
Cabel-Con Mortgages.......................     2,702        --
Nordco borrowings.........................        --     5,600
Other.....................................       459       551
                                             -------   -------
                                              47,521    63,095
Less -
  Current maturities......................   (13,118)   (1,546)
                                             -------   -------
                                             $34,403   $61,549
                                             =======   =======

   In connection with its acquisition by the Company, Gilbert entered into a credit agreement with General Electric Capital Corporation. The Gilbert borrowings under this agreement are collateralized by the assets, excluding some of the common stock of its foreign subsidiaries, and the common stock of Gilbert and are non-recourse to the Company. Gilbert must meet certain financial covenants related to fixed charge coverage, interest coverage and earnings targets. The credit agreement will not allow Gilbert to pay cash dividends to the Company. Gilbert is required to make mandatory debt payments equal to 90% of its annual cash flow from operations less capital expenditures and other expenditures as defined in the credit agreement, as amended. Accordingly in February of 1995, Gilbert will borrow approximately $17,710,000 on the revolving credit facility to pay down Term Loan A. Term Loan A is repayable from 1995 through 1997. The revolving credit facility, which expires and is repayable on December 23, 1997, provides for borrowings up to $18,250,000 at December 31, 1994 decreasing $2,100,000 at each quarter end for the first three quarters of 1997. Both Term Loan A and the revolving credit facility bear interest at LIBOR plus 2.75% or prime plus 1.25% (8.75% and 9.75% at December 31, 1994, respectively). In January 1995, these interest rates were reduced to LIBOR plus 2.50% or prime plus 1.00%. The book value of these borrowings approximates fair value.

   In connection with the acquisition of Gilbert, Connector issued $10,000,000 of 8.0% senior subordinated notes to the sellers of Gilbert. These notes are recorded net of original issue discount ($3,370,000 at December 31, 1994) based on an interest rate of 18.5%. These notes are subordinated to the Gilbert borrowings described above and mature on December 23, 1999. The net book value of these borrowings approximates fair value.

   In connection with the Cabel-Con acquisition, the Company assumed mortgages payable through 2009 which bear interest at rates of 7.9% and 8.4%. These mortgages are secured by the related land, building, machinery and equipment.

   In December of 1987, the Nordco Inc. ("Nordco") subsidiary entered into a $13,000,000 financing agreement. Series E warrants to purchase 150,000 shares of the Company's common stock were issued in consideration of execution of the financing agreement (see Note 5). Borrowings under this agreement were at an interest rate of 12.05%. In December 1994, Nordco retired the outstanding balance of $4,200,000. Additionally, the Company paid $3,061,000 to acquire its Series E warrants.

   At December 1994, the Company has a revolving credit facility of $30,000,000 with a group of banks. The facility, which is available through December 1995, is at various interest rates at the Company's option based on the prime rate or LIBOR. Borrowings under the facility are secured by the Company's pledge of the outstanding capital stock of certain of the Company's subsidiaries. The Company is required to meet certain financial covenants and is prohibited from paying dividends. At December 31, 1994, there were no borrowings outstanding under this facility.

   Scheduled maturities of long-term debt at December 31, 1994 are as follows (dollars in thousands):

                                             December 31
                                            --------------
1995...................................        $13,118
1996...................................         14,688
1997...................................         11,050
1998...................................            314
1999...................................         10,340
Thereafter.............................          1,381

(5) CAPITAL STOCK:

COMMON STOCK

   At December 31, 1990, Invesco MIM Management Limited ("MIM"), an international fund management company based in the United Kingdom, and various funds that MIM advises held approximately 3,660,000 shares of the Company's common stock and warrants for the purchase of 600,000 common shares. In 1992, MIM and its clients sold approximately 520,000 shares of the Company's common stock. In November 1992, a MIM client was liquidated and an aggregate of 2,275,540 shares and warrants for the purchase of 420,000 shares were transferred to MIM and a successor fund, Second Consolidated Trust plc ("Second Consolidated"). At December 31, 1992, MIM and its clients held approximately 1,696,000 shares and warrants for the purchase of 333,000 shares while Second Consolidated held approximately 1,445,000 shares and warrants for the purchase of 267,000 shares. In January 1993, a client of MIM for which one of the Company's directors is the managing director, transferred its management contract from MIM to another fund management company. As a result, the holdings managed by MIM decreased by 430,000 common shares and warrants for the purchase of 60,000 shares. In December 1993, MIM and its clients and Second Consolidated sold approximately 1,103,000 shares and 693,000 shares, respectively, including those obtained from the exercise of warrants, in a secondary offering pursuant to registration rights under a 1989 agreement between the Company and MIM. In addition, MIM and its clients sold approximately 345,000 shares during 1993. In 1994, MIM's clients sold their remaining holdings. At December 31, 1994, Second Consolidated held approximately 1,019,000 shares.

   In connection with the secondary offering in December 1993, the Company lent $1,305,000 to its corporate officers and certain key divisional managers for the purchase of 90,000 shares of the Company's stock from the selling shareholders. The principal amount of such loans is repayable in full in February 1997, with interest on such loans accruing at prime plus 0.5% per annum, payable annually in February of each year beginning in 1995 until maturity. These loans, which are included in stockholders' equity, are secured by the common stock purchased and certain other amounts owed to such individuals by the Company. In 1994, $261,000 of principal and $27,000 of interest was paid to the Company by the borrowers. The principal balance of these loans at December 31, 1994 is $1,044,000.

   Effective May 13, 1993, the Company's stockholders approved a one-for-five reverse stock split of the Company's common stock (the "Reverse Split"). All share amounts and earnings per share amounts have been restated to reflect the Reverse Split.

   On June 3, 1992, the Company's stockholders approved an amendment to the Restated Certificate of Incorporation, as amended, to change the par value of the Company's common stock from $1.00 per share to $.01 per share resulting in a reduction of "Common stock" and an increase of "Additional paid-in capital" of $16,359,000 on the consolidated balance sheet.

WARRANTS

   The Company, in conjunction with the 1987 Nordco financing (see Note 4), issued Series E warrants to purchase 150,000 shares of common stock to the lender in consideration for execution of the financing agreement. In 1994, the Company paid the lender $3,061,000 to acquire all of these warrants.
The Company issued Series F warrants in conjunction with the sale of common stock to MIM (see Common Stock). In December 1993, warrants for the purchase of 540,000 shares of common stock were exercised. In 1994, the remaining warrants were exercised.

EXCHANGEABLE SHARES

   In connection with the Company's 1992 acquisition of Gilbert, the Company issued options under the 1992 Non-qualified Stock Option Plan (see Note 6) pursuant to which Gilbert management may, beginning in December 1995 and at its option, exchange its shares of Gilbert for up to 94,118 shares of the Company's common stock each year to a maximum of 282,353 shares.

(6) STOCK OPTIONS AND AWARDS:

1992 STOCK OPTION AND RESTRICTED STOCK PLAN

   The 1992 Stock Option and Restricted Stock Plan provides for the issuance of up to 1,000,000 shares of common stock to non-employee directors, executives, and key employees of the Company. The options granted under this plan to date have been granted at the fair market value of the underlying shares on the date of the grant and vest over a three-year period from the date the options are granted.

1992 NON-QUALIFIED STOCK OPTION PLAN

   The 1992 Non-Qualified Stock Option Plan provides for the issuance of up to 500,000 shares of common stock to employees, consultants and advisors of the Company but not to officers and directors. Options become exercisable and terminate as determined by the Compensation Committee and as detailed in the Stock Option Agreements for each grant. The options granted under this plan to date have been granted at the market value of the common stock on the date of grant. In addition to the shares described under "Exchangeable Shares" in
Note 5 above, 160,000 of such options have been granted and vest over a three-year period from the date of grant.

1988 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS
The 1988 Stock Option Plan for Non-Employee Directors of Oak Industries Inc. provides for the issuance of up to 100,000 shares of common stock to non-employee directors at the fair market value of the stock on the date of the grant. The options vest over a four-year period from the date the options are granted.

1986 STOCK OPTION AND RESTRICTED STOCK PLAN

   The 1986 Stock Option and Restricted Stock Plan provides for the issuance of up to 600,000 shares of common stock to executives and key employees of the Company at not less than 100% of the fair market value of such shares on the date of the grant. The options generally vest over periods of three to four years from the date the options are granted.

1982 INCENTIVE STOCK OPTION PLAN

   The 1982 Incentive Stock Option Plan provides for the issuance of up to 435,400 shares of common stock to key full-time salaried employees of the Company at not less than 100% of the fair market value of the stock on the date of the grant. The options vest over periods of three to five years from the date the options are granted. This plan expired on May 16, 1992 and no new options may be granted under this plan.

STOCK OPTION SUMMARY

                                           Shares          Option Price
                                          ---------     ------------------
Outstanding at December 31, 1991....        851,750      $3.15  to  $59.40
  Granted...........................        755,400      $4.05  to  $11.25
  Expired or canceled...............        (56,300)     $4.05  to  $59.40
  Exercised.........................        (10,750)     $4.15  to   $5.65
                                          ---------
Outstanding at December 31, 1992....      1,540,100      $3.15  to  $11.25
  Granted...........................        200,665     $16.50  to  $17.50
  Expired or canceled...............        (88,835)     $4.06  to  $11.25
  Exercised.........................       (137,751)     $3.15  to  $11.25
                                          ---------
Outstanding at December 31, 1993....      1,514,719      $4.06  to  $17.50
  Granted...........................        313,500     $18.38  to  $26.63
  Expired or canceled...............        (32,269)     $4.06  to  $17.50
  Exercised.........................       (217,667)     $4.06  to  $17.50
                                          ---------
Outstanding at December 31, 1994....      1,577,743      $4.06  to  $26.63
                                          =========
Exercisable at December 31, 1994....      1,040,396
                                          =========
Available for grant at
  December 31, 1994.................        201,354
                                          =========

   There were 2,061,145 shares of common stock reserved for issuance in connection with the Company's stock option and award plans at December 31, 1994. Options issued under all option plans, if not exercised, expire ten years from the date of grant.

(7) POSTRETIREMENT BENEFITS:

   The Company has a number of noncontributory pension plans covering substantially all of its employees. Benefits under the plans are generally based on years of service and employees' compensation during the last years of employment or a specified dollar benefit. It is the Company's policy to fund at least the minimum amount required by ERISA for each plan.

   Net periodic pension cost for all defined benefit plans was comprised of the following (dollars in thousands):

                                                           1994        1993        1992
                                                         --------    --------    --------
Service costs - benefits earned during the period.....   $  535      $  666      $  686
Interest cost on projected benefit obligation.........    2,521       2,376       2,328
Actual return on assets...............................      607      (2,700)     (1,382)
Net amortization and deferral.........................   (2,352)        506        (235)
                                                         ------      ------      ------
Net periodic pension cost.............................   $1,311      $  848      $1,397
                                                         ======      ======      ======

     The following table sets forth the funded status of all defined benefit plans at December 31, 1994 and 1993 (dollars in thousands):

                                                                  1994                                 1993
                                                     -------------------------------     -------------------------------
                                                     Assets Exceed     Accumulated       Assets Exceed     Accumulated
                                                      Accumulated    Benefits Exceed      Accumulated    Benefits Exceed
                                                       Benefits           Assets           Benefits           Assets
                                                     -------------   ---------------     -------------   ---------------
Actuarial present value of benefit obligations:
  Vested..........................................       $686            $27,264              $690           $27,961
  Nonvested.......................................          8                431                 7               580
                                                         ----            -------              ----           -------
  Accumulated benefit obligation..................       $694            $27,695              $697           $28,541
                                                         ====            =======              ====           =======

Fair value of assets..............................       $799            $21,850              $838           $22,558
Less: Projected benefit obligation................        947             30,562               930            31,470
                                                         ----            -------              ----           -------
Underfunded plans.................................       (148)            (8,712)              (92)           (8,912)
Unrecognized transition liability.................          9                107                11               176
Unrecognized prior service costs..................          1                457                 1               539
Unrecognized net loss.............................        225              3,204               182             2,717
Additional liability..............................         --               (565)               --              (283)
                                                         ----            -------              ----           -------
Accrued pension cost..............................       $ 87            $(5,509)             $102           $(5,763)
                                                         ====            =======              ====           =======

   In 1994 and 1993, the Company incurred curtailments in several plans as a result of reduced employment levels and plan design changes. The impact of these curtailments was a loss of $154,000 in 1994 and a gain of $359,000 in 1993.

   The projected benefit obligation was determined using an assumed discount rate of 8.5% for 1994, 7.5% for 1993 and 8.5% for 1992 and an assumed rate of compensation increase of 5.0% for 1994 and 1993 and 6.0% for 1992. The expected long-term rate of return on plan assets was 9.0% for all three years.

   The assets of the plans at December 31, 1994 and 1993 consist principally of common stocks, bonds, cash equivalents and real estate.

   The Company has defined contribution plans covering substantially all full-time employees who meet certain eligibility requirements. Contributions by the Company and the employees are determined according to salary-based formulas. The expense recognized by the Company related to these plans was $1,636,000, $861,000, and $382,000 in 1994, 1993 and 1992, respectively.

   In 1993, the Company established a non-qualified supplemental retirement plan for certain employees. Under the plan, participants may elect to contribute up to 15% of their annual compensation. The Company is required to make matching contributions of up to 50 percent of the participants' contributions. Upon termination, each participant will receive in cash the fair value of his or her account. Contributions by the employees earn a stated rate of interest. Company matching contributions are valued based on the current fair value of the Company's stock. The Company recorded expense of $288,000 and $154,000 in 1994 and 1993, respectively related to this plan.

   The Company allows certain employees aged 55 or older and with 10 or more years of service to retire and continue their medical and/or dental coverage until age 65. In most cases, retirees are responsible for paying premiums to the Company to continue coverage.

   In the first quarter of 1993, the Company adopted FAS 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." This statement changes the past practice of accounting for the cost of postretirement benefits from a pay-as-you-go (cash) basis to an accrual basis. Under the new statement, the expected cost of providing those benefits to an employee, the employee's beneficiaries, and covered dependents will be recognized in the years that the employee renders the necessary service. The accumulated postretirement benefit obligation related to those employees for which the Company is obligated to pay for continuing medical and/or dental coverage as of January 1, 1993 was $1,096,000. In determining the present value of the accumulated postretirement benefit obligation, none of which has been funded, the Company used a 15% health care cost trend rate for 1993, decreasing 1% per year until 1998, then decreasing 1/2% per year until leveling off at 5%. A 1% increase in the trend rate would increase the accumulated postretirement obligation by approximately 12 percent. The weighted average discount rate used was 7.5%. The Company has elected to amortize this transition obligation over 20 years in accordance with the provisions of FAS 106. The effect of the adoption of this statement has not been material and is not expected to be material in the future.

   The Financial Accounting Standards Board has issued FAS 112 "Employers' Accounting for Postemployment Benefits". This statement changes the past practice of accounting for the cost of certain postemployment benefits from a pay-as-you-go (cash) basis to an accrual basis. The effect of the adoption of this statement in 1994 was not material to the Company's financial statements.

(8) INCOME TAXES

   Pretax income from continuing operations for the years ended December 31 consists of the following sources (dollars in thousands):

                                               1994        1993        1992
                                             --------    --------    --------
Domestic..................................   $41,320     $25,284     $7,476
Foreign...................................     2,071         983      1,272
                                             -------     -------     ------
                                             $43,391     $26,267     $8,748
                                             =======     =======     ======

     The income tax benefit for the years ended December 31 consists of the following (dollars in thousands):

                                               1994        1993        1992
                                             --------    --------    --------
Current -
  Federal (a).............................   $(1,000)     $3,782      $ (203)
  Foreign.................................    (1,037)       (255)       (528)
  State and local (b).....................    (1,218)     (2,156)       (129)
                                             -------      ------      ------
                                              (3,255)      1,371        (860)

Deferred -
  Benefit from federal rate increase......        --         465          --
  Benefit from change in deferred
    tax asset valuation allowance.........    14,000       6,000       2,500
                                             -------      ------      ------
  Total Benefit...........................   $10,745      $7,836      $1,640
                                             =======      ======      ======

(a) The income tax benefit in 1993 includes the receipt of $3,878,000 resulting from the settlement of an Internal Revenue Service tax dispute relating to periods prior to the generation of the existing net operating loss carryforwards.
(b) The state and local income tax in 1994 includes a benefit of $900,000 as a result of a new state income tax law enacted in 1994.

   The Company adopted FAS 109 on a prospective basis in 1992. The adjustment to the January 1, 1992 balance sheet to adopt FAS 109 amounted to $3,500,000. This amount is reflected in 1992 net income as the cumulative effect of a change in accounting principle. It primarily represents the tax benefits of net operating loss carryforwards that could not be recorded under FAS 96. Deferred income tax assets (liabilities) at December 31 are comprised of the following (dollars in thousands):

                                                 1994        1993
                                               -------      -------
Net operating loss carryforwards..........     $45,500      $59,500
Other.....................................      16,800       19,800
                                               -------      -------
Gross deferred tax assets.................      62,300       79,300
Gross deferred tax liabilities............      (8,000)      (9,300)
Deferred tax asset valuation allowance....     (11,600)     (41,300)
                                               -------      -------
Net deferred tax asset....................     $42,700      $28,700
                                               =======      =======

   During 1994, 1993 and 1992, the net deferred income tax asset increased by $14,000,000, $6,465,000 and $2,500,000, respectively, reflecting the increase in the expected future benefit from the utilization of the Company's net operating loss carryforwards due to management's improved expectations of future income and an increase in the federal income tax rate. In addition, during 1992, the net deferred income tax asset increased by $16,885,000 which reflected the expected future tax benefits from the utilization of the Company's net operating loss carryforwards to offset taxable income from the Gilbert and H.E.S. acquisitions. At December 31, 1994, the Company has recorded a valuation allowance of $11,600,000. Approximately $1,200,000 of the valuation allowance, when released, will be recorded as a credit to additional paid-in capital.

   The income tax benefit differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes and minority interest as a result of the following differences (dollars in thousands):

                                                               1994                1993                1992
                                                         -----------------    ----------------    ----------------
                                                         Amount    Percent    Amount   Percent    Amount   Percent
                                                         -------   -------    -------  -------    -------  -------
Computed statutory tax................................   $(15,187)  (35.0)    $(9,194)  (35.0)    $(2,974)  (34.0)
Increase (decrease) in tax benefit resulting from -
  Operating loss carryforward which resulted in
     current tax benefit..............................     14,462    33.3       8,849    33.7       2,541    29.0
  Change in deferred tax asset valuation allowance....     14,000    32.3       6,000    22.8       2,500    28.6
  Resolution of tax issues............................         --      --       3,878    14.8          --      --
  State income taxes..................................     (1,218)   (2.8)     (2,156)   (8.2)       (129)   (1.5)
  Alternate minimum tax...............................     (1,000)   (2.3)        (96)    (.4)       (203)   (2.3)
  Enacted federal rate change benefit.................         --      --         465     1.7          --      --
  Other...............................................       (312)    (.7)         90      .4         (95)   (1.1)
                                                         --------   ------    -------   ------    -------   ------
Income tax benefit....................................   $ 10,745    24.8     $ 7,836    29.8     $ 1,640    18.7
                                                         ========   ======    =======   ======    =======   ======

   At December 31, 1994, the Company has net operating loss carryforwards of approximately $123,000,000 for tax reporting purposes, which will, if unused, expire from 1999 to 2006. The Company has an alternative minimum tax credit carryforward of approximately $1,720,000 as of December 31, 1994, which may be carried forward indefinitely. The Company has investment tax credit carryforwards of approximately $3,298,000 at December 31, 1994 which, if unused, will expire from 1996 to 2001. The Company also has a research and development tax credit carryforward of approximately $809,000 at December 31, 1994 which will, if unused, expire from 1998 to 2000. The use of the carryforwards is limited to future taxable earnings of the Company. Under federal tax law, certain potential changes in ownership of the Company, which may not be within the Company's control, may operate to restrict future utilization of these carryforwards.

(9) SEGMENT INFORMATION:

   The Company's industry and geographic data for continuing operations for the years ended December 31 are as follows (dollars in thousands):

                                                       1994        1993        1992
                                                     --------    --------    --------
INDUSTRY SEGMENTS (a)
  SALES
    Components (b).................................  $228,470    $201,593    $123,375
    Other..........................................    20,534      17,969      19,874
                                                     --------    --------    --------
      Consolidated sales...........................  $249,004    $219,562    $143,249
                                                     ========    ========    ========
  OPERATING INCOME
    Components (c).................................  $ 49,897    $ 36,151    $  7,225
    Other..........................................     2,361       1,888       1,109
                                                     --------    --------    --------
      Operating income.............................    52,258      38,039       8,334
    Corporate expense (d)..........................    (5,911)     (6,381)     (1,725)
    Interest income (expense), net.................    (5,260)     (7,064)       (157)
    Equity income..................................     2,304       1,673       2,296
                                                     --------    --------    --------
      Income before taxes and minority interest....  $ 43,391    $ 26,267    $  8,748
                                                     ========    ========    ========
  IDENTIFIABLE ASSETS
    Components.....................................  $220,771    $192,019    $180,690
    Other..........................................    11,201      13,104      12,024
                                                     --------    --------    --------
                                                      231,972     205,123     192,714
    Corporate assets...............................    49,669      32,604      36,234
                                                     --------    --------    --------
      Consolidated assets..........................  $281,641    $237,727    $228,948
                                                     ========    ========    ========
  DEPRECIATION AND AMORTIZATION
    Components.....................................  $  9,962    $  9,770    $  4,840
    Other..........................................       419         309         281
                                                     --------    --------    --------
                                                       10,381      10,079       5,121
    Corporate......................................       237         249         201
                                                     --------    --------    --------
      Consolidated depreciation and amortization...  $ 10,618    $ 10,328    $  5,322
                                                     ========    ========    ========
  CAPITAL EXPENDITURES
    Components.....................................  $  6,678    $  6,905    $  3,904
    Other..........................................        93          83         166
                                                     --------    --------    --------
                                                        6,771       6,988       4,070
    Corporate......................................        36          30          41
                                                     --------    --------    --------
      Consolidated capital expenditures............  $  6,807    $  7,018    $  4,111
                                                     ========    ========    ========
GEOGRAPHIC AREAS
  SALES(e)
    United States:
      Unaffiliated.................................  $227,833    $207,410    $136,188
      To foreign affiliates........................       396         274         220
    Foreign:
      Unaffiliated.................................    21,171      12,152       7,061
      To United States affiliates..................       810         426         147
    Total sales between geographic areas...........    (1,206)       (700)       (367)
                                                     --------    --------    --------
      Consolidated sales...........................  $249,004    $219,562    $143,249
                                                     ========    ========    ========
  OPERATING INCOME
    United States..................................  $ 48,868    $ 36,822    $  7,070
    Foreign........................................     3,390       1,217       1,264
                                                     --------    --------    --------
      Operating income.............................  $ 52,258    $ 38,039    $  8,334
                                                     ========    ========    ========
  IDENTIFIABLE ASSETS
    United States..................................  $203,382    $192,153    $175,171
    Foreign........................................    28,590      12,970      17,543
                                                     --------    --------    --------
      Identifiable assets..........................  $231,972    $205,123    $192,714
                                                     ========    ========    ========

(a) The Company's operations serving the Components Segment manufacture connectors for CATV systems and other precision applications, frequency control devices, controls for gas and electric appliances, switches and other products which generally have the common function of controlling or regulating the flow of energy. The Other Segment represents the railway maintenance equipment division.
(b) Sales to one customer in the Components Segment amounted to $28,090,000, $23,241,000 and $28,199,000, in 1994, 1993 and 1992, respectively. Sales to another customer in the Components Segment amounted to $18,695,000 in 1992.
(c) The Components Segment's 1994 operating income includes a $2,000,000 charge to cover writedowns of vacated facilities.
     The Components Segment's 1993 operating income includes a $2,900,000 charge to cover the costs associated with reorganizing its Mexican manufacturing operations, consolidating certain U.S. operations, and certain other overhead reductions.
     The Components Segment's 1992 operating income includes a $1,500,000 charge for costs related to reorganizations and facilities consolidations at certain divisions.
(d) Corporate expense for 1992 includes a gain of $2,700,000 related to the sale of the Company's investment in ComStream Corporation, in which the Company held a minority ownership interest.
(e)  Export sales were $50,276,000, $36,440,000, and $29,282,000 for 1994,
1993, and 1992, respectively. These sales were principally to customers in North America and Europe.

(10) ACCRUED LIABILITIES:

   Accrued liabilities at December 31 are summarized as follows (dollars in thousands):

                                                              1994       1993
                                                             -------    -------
Wages, bonuses, commissions, vacation, and severance....     $ 6,167    $ 5,260
Insurance...............................................       3,485      3,574
Contribution to employees' retirement income plans......       2,404      1,957
Income taxes............................................       4,127      1,529
Other...................................................       5,640      4,450
                                                             -------    -------
                                                             $21,823    $16,770
                                                             =======    =======

(11) COMMITMENTS AND CONTINGENCIES:

   Rent expense for facilities and office equipment was $3,601,000, $3,249,000, and $1,721,000 in 1994, 1993, and 1992, respectively. At December
31, 1994, the Company was committed under non-cancelable operating leases for minimum annual rentals for the next five years as follows: 1995 - $3,438,000; 1996 - $3,278,000; 1997 - $2,543,000; 1998 - $1,500,000 ; 1999 - $1,359,000;
thereafter - $5,593,000.

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


(12) OTHER INCOME (EXPENSE):

   Other income (expense) for the years ended December 31 are summarized as follows (dollars in thousands):

                                                           1994       1993       1992
                                                         --------   --------   --------
Reorganizations and facility consolidation charges....   $(2,000)   $(2,900)   $(1,500)
Amortization of intangibles...........................    (2,535)    (2,543)      (849)
Royalty income........................................       665        686      1,026
Sale of minority interest investment..................        --         --      2,700
Other.................................................      (124)      (234)       472
                                                         --------   --------   --------
                                                         $(3,994)    $(4,991)  $ 1,849
                                                         ========   ========   ========

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

   The following is a summary of the unaudited quarterly results of operations for 1994 and 1993 (dollars in thousands, except per share data):

                                                               Quarter Ended
                                            -------------------------------------------------
                                             March 31     June 30   September 30  December 31     Full Year
                                            ----------  ----------  ------------  -----------     ---------
1994
  Net sales..............................    $61,785     $65,681      $58,400       $63,138        $249,004
                                             =======     =======      =======       =======        ========
  Gross margin...........................    $22,565     $25,009      $21,803       $23,989        $ 93,366
                                             =======     =======      =======       =======        ========
  Income from continuing operations......    $ 7,392     $10,286      $ 7,366       $17,402        $ 42,446
                                             =======     =======      =======       =======        ========
  Net income.............................    $ 7,392     $10,286      $ 7,366       $17,402        $ 42,446
                                             =======     =======      =======       =======        ========
  Income per common share:
    Primary and fully diluted:

      Continuing operations..............    $   .40     $   .56      $   .40       $   .94        $   2.31
                                             =======     =======      =======       =======        ========
      Net income.........................    $   .40     $   .56      $   .40       $   .94        $   2.31
                                             =======     =======      =======       =======        ========

1993
  Net sales..............................    $59,223     $58,223      $51,578       $50,538        $219,562
                                             =======     =======      =======       =======        ========
  Gross margin...........................    $19,131     $19,792      $18,395       $17,538        $ 74,856
                                             =======     =======      =======       =======        ========
  Income from continuing operations......    $ 5,015     $ 5,565      $ 6,450       $ 9,630        $ 26,660
                                             =======     =======      =======       =======        ========
  Net income.............................    $ 5,015     $ 5,565      $ 6,450       $ 9,630        $ 26,660
                                             =======     =======      =======       =======        ========
  Income per common share:
    Primary:
      Continuing operations..............    $   .28     $   .31      $   .35       $   .53        $   1.47
                                             =======     =======      =======       =======        ========
      Net income.........................    $   .28     $   .31      $   .35       $   .53        $   1.47
                                             =======     =======      =======       =======        ========
    Fully-diluted:
      Continuing operations..............    $   .28     $   .30      $   .35       $   .53        $   1.47
                                             =======     =======      =======       =======        ========
      Net income.........................    $   .28     $   .30      $   .35       $   .53        $   1.47
                                             =======     =======      =======       =======        ========


CONTINUING OPERATIONS

Fourth Quarter - 1994

   The Company recognized an income tax benefit of $14,000,000 resulting from an adjustment to its deferred income tax valuation reserve in accordance with FAS 109. This benefit caused minority interest in net income of subsidiaries to increase $3,200,000.

   The Company recognized a restructuring charge of $2,000,000 relating primarily to vacated facilities.

Second Quarter - 1994

   The Company recorded a gain of $900,000 resulting from a state income tax law change.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   For information with respect to the executive officers of the registrant, see "Executive Officers" at the end of Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors" in the Proxy Statement to be filed no later than April 3, 1995 for the Annual Meeting of Stockholders to be held on May 3, 1995 which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   The information set forth under the caption "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement to be filed no later than April 3, 1995 for the Annual Meeting of Stockholders to be held on May 3, 1995 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the caption "Stock Ownership" and "Election of Directors" in the Proxy Statement to be filed no later than April 3, 1995 for the Annual Meeting of Stockholders to be held on May 3, 1995 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Relationships and Transactions" in the Proxy Statement to be filed no later than April 3, 1995 for the Annual Meeting of Stockholders to be held on May 3, 1995 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of the report:

     1.  Financial Statements

         Consolidated balance sheet at December 31, 1994 and 1993
         Consolidated statement of operations for the years ended December 31,
            1994, 1993 and 1992
         Consolidated statement of stockholders' equity for the years ended
            December 31, 1994, 1993 and 1992
         Consolidated statement of cash flows for the years ended December 31,
            1994, 1993 and 1992
         Notes to consolidated financial statements

     2.  Schedules

     VIII - Valuation and qualifying accounts

     All other schedules have been omitted since the information is either not applicable, not required or is included in the financial statements or notes thereto.

     3.  Exhibit Index

       (2)(a) Stockholders Agreement dated as of December 22, 1992 by and among Connector Holding Company, Oak Industries Inc., Tyler Capital Fund, L.P., Tyler Massachusetts, L.P., Tyler International, L.P.-II, BCIP Associates, BCIP Trust Associates, and, solely as to Sections 1.5 and 11 thereof, Bain Venture Capital, a California limited partnership, filed as Exhibit 2.1 to the Company's Amendment No. 2 to Form S-3 dated December 16, 1993 is incorporated herein by this reference.

       (3)(a) Restated Certificate of Incorporation of Oak Industries Inc. dated October 28, 1980; Certificate of Amendment of Restated Certificate of Incorporation dated May 1, 1981; Certificate of Amendment of Restated Certificate of Incorporation, as Amended dated August 14, 1985; Certificate of Amendment of Restated Certificate of Incorporation, as Amended dated September 30, 1986; Certificate of Amendment of Certificate of Incorporation, as Amended dated July 15, 1987; Certificate of Amendment of Certificate of Incorporation, as Amended dated June 3, 1992; and Certificate of Amendment of Restated Certificate of Incorporation, as Amended dated May 7, 1993 all filed as
               Exhibit 3.1 to the Company's Amendment No. 1 to Form S-3 dated November 24, 1993 are incorporated herein by this reference.

       (3)(b) Bylaws of Oak Industries Inc. as amended through February 3, 1993, filed as Exhibit (3)(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 are incorporated herein by this reference.

       (4)(a) $3,000,000 Junior Subordinated Note due 2000 issued by Connector Holding Company to the Company, filed as Exhibit (4)- 2 to the Company's Form 8-K dated January 6, 1993 is incorporated herein by this reference.

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

      (10)(f) Agreement between the Company and MIM Ltd. dated January 25, 1989, filed as Exhibit 10(g) to the Company's 1989 Annual Report on Form 10-K dated March 28, 1990, is incorporated herein by this reference.

      (10)(g) Amended and Restated Revolving Credit Agreement between the Company and The First National Bank of Boston dated as of September 1, 1993, filed as Exhibit (10)(g) to the Company's 1993 Annual Report on Form 10-K dated February 28, 1994 is incorporated herein by this reference.

      (10)(h) First Amendment to the Amended and Restated Revolving Credit Agreement dated as of November 1, 1993 between the Company and The First National Bank of Boston, filed as Exhibit (10)(h) to the Company's 1993 Annual Report on Form 10-K dated February 28, 1994 is incorporated herein by this reference.

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

      (10)(m) Second Amendment to the Amended and Restated Revolving Credit Agreement dated as of December 22, 1994 among the Company, The First National Bank of Boston and the National Bank of Detroit, filed herewith.

      (10)(n) Amendment No. 4 and Waiver to the Credit Agreement dated as of August 31, 1993 by and among Connector Holding Company, Gilbert Engineering Co., Inc. and General Electric Capital Corporation as agent for certain lenders, filed as Exhibit (10)-(a) to the Company's Quarterly Report on Form 10-Q dated August 2, 1994, is incorporated herein by this reference.

      (10)(o) Amendment No. 5 to Credit Agreement dated June 10, 1994 by and among Connector Holding Company, Gilbert Engineering Co. Inc. and General Electric Capital Corporation as agent for certain lenders, filed as Exhibit (10)-(b) to the Company's Quarterly Report on Form 10-Q dated August 2, 1994, is incorporated herein by this reference.

         (11) Statement regarding computation of per share earnings, filed herewith.

         (13) 1994 Annual Report to be provided no later than March 31, 1995 for the information of the Commission and not deemed "filed" as a part of the filing.

         (21)  Subsidiaries of the Company, filed herewith.

         (27) Financial Data Schedule (Submitted only to the Securities and Exchange Commission in electronic format for its information only).

      (99)(a) Financial Statements and Financial Statement Schedules of Video 44 for the years ended December 31, 1992, 1991 and 1990, filed as Exhibit (28)(a) to the Company's 1992 Annual Report on Form 10-K dated March 15, 1993, is incorporated herein by this reference.

(b)  Reports on Form 8-K:

       None.

                CONSENT OF INDEPENDENT ACCOUNTANTS TO INCORPORATION
                        BY REFERENCE INTO FORM S-8 FILING


   We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (File Nos. 33-14708, 2-71969, 33-32104, 2-83639, 33-53012, and 33-58878) of Oak Industries
Inc. of our report dated January 20, 1995 appearing on page 21 of this Form
10-K.


PRICE WATERHOUSE LLP

Boston, Massachusetts
February 13, 1995

                                     SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OAK INDUSTRIES INC.

Dated:  February 13, 1995                By    WILLIAM S. ANTLE III
                                              (WILLIAM S. ANTLE III)
                                                  President and
                                              Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        NAME                 TITLE                          DATE
        ----                 -----                          ----
 WILLIAM S. ANTLE III        President and                  February 13,1995
(WILLIAM S. ANTLE III)       Chief Executive Officer

 WILLIAM C. WEAVER           Senior Vice President and      February 13, 1995
(WILLIAM C. WEAVER)          Chief Financial Officer

 LORD STEVENS OF LUDGATE     Chairman of the Board          February 13, 1995
(LORD STEVENS OF LUDGATE)

 RODERICK M. HILLS           Vice Chairman of the Board     February 13, 1995
(RODERICK M. HILLS)

 DANIEL W. DERBES            Director                       February 13, 1995
(DANIEL W. DERBES)

 GEORGE W. LEISZ             Director                       February 13, 1995
(GEORGE W. LEISZ)

 GILBERT E. MATTHEWS         Director                       February 13, 1995
(GILBERT E. MATTHEWS)

 CHRISTOPHER H.B. MILLS      Director                       February 13, 1995
(CHRISTOPHER H.B. MILLS)

 ELLIOT L. RICHARDSON        Director                       February 13, 1995
(ELLIOT L. RICHARDSON)

                              OAK INDUSTRIES INC.

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS

               For the Years Ended December 31, 1994, 1993 and 1992
                             (Dollars in thousands)


ALLOWANCE FOR LOSSES IN COLLECTION

                                            1994        1993        1992
                                           ------      ------      ------
Balance, beginning of year.............    $  901      $1,030      $  674

Provision charged to selling, general,
  and administrative expenses..........       426         312         219
Recoveries of accounts previously
  written off..........................        10           7          35
Less write-off of uncollectible
  accounts.............................      (314)       (448)       (291)
Acquisition and disposition
  of businesses........................        42          --         393
                                           ------      ------      ------
Balance, end of year...................    $1,065      $  901      $1,030
                                           ======      ======      ======