Form 10-Q
period 1995-03-31
OAK INDUSTRIES INC
filed 1995-04-26
CIK 73568

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

                        For Quarter Ended March 31, 1995

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

As of March 31, 1995, the Company had outstanding 17,484,575 shares of Common Stock, $0.01 par value per share.

=============================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                       March 31, 1995            December 31, 1994
                                                        (Unaudited)
                                                    ---------------------      ---------------------
ASSETS
Current Assets:
  Cash and cash equivalents.......................               $ 35,137                   $ 37,648
  Receivables, less reserve.......................                 41,821                     31,731
  Inventories:
    Raw materials.................................  $   9,281                  $   9,652
    Work in process...............................     18,166                     18,446
    Finished goods................................      8,283      35,730          7,540      35,638
                                                     --------                  ---------
  Other current assets............................                 14,972                     14,550
                                                                 --------                   --------
     Total current assets.........................                127,660                    119,567
Plant & Equipment, at cost........................    103,534                    100,452
Less - Accumulated depreciation...................    (65,687)     37,847        (63,879)     36,573
                                                     --------                  ---------
Deferred Income Taxes.............................                 31,750                     31,750
Goodwill and Other Intangible Assets, less
  accumulated amortization of $8,704 and $8,374...                 75,993                     75,960
Other Assets......................................                 17,423                     17,791
                                                                 --------                   --------
     Total Assets.................................               $290,673                   $281,641
                                                                 ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...............               $  7,071                   $ 13,118
  Accounts payable................................                 12,899                     12,558
  Accrued liabilities.............................                 21,672                     21,823
                                                                 --------                   --------
     Total current liabilities....................                 41,642                     47,499
Other Liabilities.................................                  6,576                      6,058
Long-term Debt....................................                 33,863                     34,403
Minority Interest.................................                 29,357                     26,531
Stockholders' Equity:
  Common stock....................................  $     175                  $     175
  Additional paid-in capital......................    279,283                    278,976
  Accumulated deficit.............................    (98,589)                  (109,404)
  Other...........................................     (1,634)    179,235         (2,597)    167,150
                                                    ---------    --------      ---------    --------
     Total Liabilities and Stockholders' Equity...               $290,673                   $281,641
                                                                 ========                   ========

     See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                        1995          1994
                                                      --------      --------
Net sales...........................................  $ 71,600      $ 61,785
Cost of sales.......................................   (43,085)      (39,220)
                                                      --------      --------
Gross margin........................................    28,515        22,565
Selling, general and administrative expenses........   (12,957)      (11,202)
                                                      --------      --------
Operating income....................................    15,558        11,363

Interest expense....................................    (1,510)       (1,736)
Interest income.....................................       461           222
Equity in net income of affiliated companies........       498           493
Other income........................................       107           365
                                                      --------      --------
Income from continuing operations before income
 taxes and minority interest........................    15,114        10,707

Income taxes........................................    (1,473)       (1,129)

Minority interest in net income of subsidiaries.....    (2,826)       (2,186)
                                                      --------      --------
Net income..........................................  $ 10,815      $  7,392
                                                      ========      ========
Income per common share (primary and
  fully-diluted)....................................  $    .58      $    .40
                                                      ========      ========

       See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                ----------------------
                                                                  1995          1994
                                                                --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

OPERATING ACTIVITIES:
  Income from continuing operations...........................  $ 10,815      $  7,392
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
      Depreciation and amortization...........................     2,939         2,527
      Change in minority interest.............................     2,826         2,186
      Change in assets and liabilities, net of effects
        from acquisition of businesses........................   (10,017)       (4,934)
      Other...................................................      (485)       (1,980)
                                                                --------      --------
Net cash provided by continuing operations....................     6,078         5,191
                                                                --------      --------
INVESTING ACTIVITIES:
  Capital expenditures........................................    (2,756)       (1,400)
  Other.......................................................       (22)          131
                                                                --------      --------
Net cash used in investing activities.........................    (2,778)       (1,269)
                                                                --------      --------
FINANCING ACTIVITIES:
  Principal repayments on long-term borrowings................    (6,693)       (4,368)
  Other.......................................................       226           (34)
                                                                --------      --------
Net cash used in financing activities.........................    (6,467)       (4,402)
                                                                --------      --------
Effect of exchange rates......................................       656          (217)
                                                                --------      --------
CASH AND CASH EQUIVALENTS:
  Net change during the period................................    (2,511)         (697)
  Balance, beginning of period................................    37,648        27,367
                                                                --------      --------
  Balance, end of period......................................  $ 35,137      $ 26,670
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                               OAK INDUSTRIES INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Oak Industries Inc. and subsidiaries as of March 31, 1995 and December 31, 1994, and the results of their operations and cash flows for the three month periods ending March 31, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Primary and fully-diluted per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding as follows:

                                   For the Three Months
                                      Ended March 31,
                                 ------------------------
                                    1995          1995
                                 ----------    ----------
 Primary                         18,506,561    18,262,114
 Fully-diluted                   18,512,244    18,262,114

3. Interest paid on debt for the three months ending March 31, 1995 and 1994 was $1,343,000 and $1,076,000, respectively. Income taxes paid during the three months ended March 31, 1995 and 1994 were $330,000 and $135,000, respectively.

4. As part of the credit agreement between Gilbert Engineering Co., Inc. ("Gilbert") and General Electric Capital Corporation, Gilbert is required to make mandatory debt payments equal to 90% of its annual cash flow from operations less capital expenditures and other expenditures as defined in the credit agreement. In connection with this obligation, in February 1995, Gilbert borrowed $17,710,000 on the revolving credit facility to pay down a like amount on Term Loan A.

5. Certain items in the 1994 consolidated statement of operations have been reclassified to conform with the 1995 presentation.

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

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash decreased by $2.5 million during the first three months of 1995 to $35.1 million at March 31, 1995. Operations generated $6.1 million of cash during the three months ending March 31, 1995 compared to $5.2 million for the same period in the prior year. The Company spent $2.8 million for capital equipment. Cash of $6.7 million was used to repay long-term borrowings.

   At March 31, 1995, cash and unused lines of credit totaled $68.6 million of which $8.4 million was available only to Gilbert and $60.2 million was available to the Company for general corporate purposes, including acquisitions. The Company believes its current financial resources are sufficient to meet its continuing operating requirements, service its long-term debt, make expected capital expenditures, and provide for future growth.

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

Results of Operations

   The Company's operations are conducted in two industry segments, the Components Segment and the Other Segment. The Company's Components Segment manufactures connectors for CATV systems and other precision applications, frequency control devices, controls for gas and electric appliances, electromechanical switches and other products which generally have the common function of controlling or regulating the flow of energy. The Other Segment is composed of the Company's railway maintenance equipment business.

First Quarter Results

   Consolidated sales for the first quarter of 1995 were $71.6 million, a $9.8 million or 15.9% increase over the first quarter of 1994. Components Segment sales increased $10.3 million, or 18.5%, and Other Segment sales decreased $.5 million, or 6.9% (see discussion under "Segment Data").

   Consolidated net income for the three months ending March 31, 1995 increased $3.4 million to $10.8 million from $7.4 million for the first quarter of 1994.

   This $3.4 million increase in profitability arises from a $4.3 million increase in segment operating profitability (see discussion under "Segment Data") offset, in part, by several non-operating items. Interest expense decreased $.2 million due to lower debt balances and lower interest rates. Interest income increased $.2 million due to higher invested balances and higher interest rates. Minority interest expense increased $.6 million corresponding to increased income. Income tax expense increased $.3 million due to higher state taxes reflecting higher earnings.

                                                  Segment
Segment Data ($ millions)        Sales        Operating Income
                            --------------    ----------------
                             1995     1994      1995    1994
                            -----    -----     -----    -----
Components..............    $65.6    $55.3     $16.9    $12.7
Other...................      6.0      6.5       0.9      0.8
                            -----    -----     -----    -----
     Total..............    $71.6    $61.8     $17.8    $13.5
                            =====    =====     =====    =====

   Sales of the Components Segment increased $10.3 million, or 18.5%, in the first quarter of 1995 compared to the first quarter of 1994. Sales of communications products increased $9.2 million or 28.5%, due primarily to growth in domestic and international markets and to the incremental sales of Cabel-Con, which was acquired in June of 1994. Sales of controls products increased $1.1 million, or 4.6%, due primarily to industry growth. Components segment operating income increased $4.2 million, or 33.3%, due to the sales increases discussed above and productivity improvements. Components Segment order backlog was $63.9 million at March 31, 1995, up $14.9 million from March 31, 1994.

   Other Segment sales decreased $.5 million, or 6.9%, compared to the first quarter of 1994 due to the sale of the Carpenter Emergency Lighting business in November 1994, offset by an increase in railway repair and maintenance equipment sales. Operating income was $.1 million higher than the first quarter of 1994, however, due to productivity improvements and cost reduction programs. Order backlog for the segment was $3.0 million at March 31, 1995, up $1.1 million from March 31, 1994.

   Consolidated gross profit for the first quarter increased as a percentage of sales from 36.5% in 1994 to 39.8% in 1995 due to higher sales of higher margin products, cost reductions and productivity improvements.

PART II.  OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

ITEM 2.  CHANGES IN SECURITIES

   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5.  OTHER INFORMATION

   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibit Index
       27. Financial Data Schedule (submitted only to the Securities and Exchange Commission in electronic format for its information only).
   (b) Reports on Form 8-K:
       No reports on Form 8-K were filed during the first quarter ended
       March 31, 1995.

                              OAK INDUSTRIES INC.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OAK INDUSTRIES INC.


Date:  April 26, 1995                   /S/ WILLIAM C. WEAVER
                                            William C. Weaver
                                            Senior Vice President and
                                            Chief Financial Officer