Form 10-Q
period 1995-06-30
OAK INDUSTRIES INC
filed 1995-07-31
CIK 73568

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

                        For Quarter Ended June 30, 1995

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

As of June 30, 1995, the Company had outstanding 17,498,280 shares of Common Stock, $0.01 par value per share.

=============================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

ASSETS

                                                        June 30, 1995            December 31, 1994
                                                         (Unaudited)
                                                    ---------------------      ---------------------
Current Assets:
  Cash and cash equivalents.......................               $ 39,418                   $ 37,648
  Receivables, less reserve.......................                 38,882                     31,731
  Inventories:
    Raw materials.................................  $  10,315                  $   9,652
    Work in process...............................     19,565                     18,446
    Finished goods................................      7,437      37,317          7,540      35,638
                                                     --------                  ---------
  Other current assets............................                 14,341                     14,550
                                                                 --------                   --------
     Total current assets.........................                129,958                    119,567
Plant & Equipment, at cost........................    107,381                    100,452
Less - Accumulated depreciation...................    (67,573)     39,808        (63,879)     36,573
                                                     --------                  ---------
Deferred Income Taxes.............................                 31,750                     31,750
Goodwill and Other Intangible Assets, less
  accumulated amortization of $9,351 and $8,374...                 75,391                     75,960
Other Assets......................................                 18,369                     17,791
                                                                 --------                   --------
     Total Assets.................................               $295,276                   $281,641
                                                                 ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...............               $  7,249                   $ 13,118
  Accounts payable................................                 11,580                     12,558
  Accrued liabilities.............................                 21,289                     21,823
                                                                 --------                   --------
     Total current liabilities....................                 40,118                     47,499
Other Liabilities.................................                  6,750                      6,058
Long-term Debt....................................                 26,327                     34,403
Minority Interest.................................                 31,869                     26,531
Stockholders' Equity:
  Common stock....................................  $     175                  $     175
  Additional paid-in capital......................    279,425                    278,976
  Accumulated deficit.............................    (87,866)                  (109,404)
  Other...........................................     (1,522)    190,212         (2,597)    167,150
                                                    ---------    --------      ---------    --------
     Total Liabilities and Stockholders' Equity...               $295,276                   $281,641
                                                                 ========                   ========

     See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                       For the Three Months         For the Six Months
                                                          Ended June 30,              Ended June 30,
                                                      ----------------------      ----------------------
                                                        1995          1994          1995          1994
                                                      --------      --------      --------      --------
Net sales............................................ $ 66,932      $ 65,681      $138,532      $127,466
Cost of sales........................................  (39,961)      (40,672)      (83,046)      (79,892)
                                                      --------      --------      --------      --------
Gross margin.........................................   26,971        25,009        55,486        47,574
Selling, general and administrative expenses.........  (12,493)      (11,429)      (25,450)      (22,631)
                                                      --------      --------      --------      --------
Operating Income.....................................   14,478        13,580        30,036        24,943

Interest expense.....................................   (1,089)       (1,745)       (2,599)       (3,481)
Interest income......................................      514           280           975           502
Equity in net income of affiliated companies.........      437           542           935         1,035
Other income (expense)...............................       61           168           168           533
                                                      --------      --------      --------      --------
Income from continuing operations before
  income taxes and minority interest.................   14,401        12,825        29,515        23,532

Income taxes.........................................   (1,166)          (92)       (2,639)       (1,221)

Minority interest in net income of subsidiaries......   (2,512)       (2,447)       (5,338)       (4,633)
                                                      --------      --------      --------      --------
Net income........................................... $ 10,723      $ 10,286      $ 21,538      $ 17,678
                                                      ========      ========      ========      ========

Income per common share
  (primary and fully-diluted)........................ $    .58      $    .56      $   1.16      $    .97
                                                      ========      ========      ========      ========

       See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                               For the Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                  1995          1994
                                                                --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

OPERATING ACTIVITIES:
  Income from continuing operations...........................  $ 21,538      $ 17,678
  Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
      Depreciation and amortization...........................     5,672         5,204
      Change in minority interest.............................     5,338         4,633
      Change in assets and liabilities, net of effects
        from acquisition of businesses........................   (10,196)       (5,595)
      Other...................................................      (901)       (2,019)
                                                                --------      --------
Net cash provided by continuing operations....................    21,451        19,901
                                                                --------      --------
INVESTING ACTIVITIES:
  Capital expenditures........................................    (6,607)       (3,024)
  Acquisition of businesses...................................        --        (8,309)
  Other.......................................................        61           253
                                                                --------      --------
Net cash used in investing activities.........................    (6,546)      (11,080)
                                                                --------      --------
FINANCING ACTIVITIES:
  Principal repayments on long-term borrowings................   (14,162)       (3,153)
  Other.......................................................       163           188
                                                                --------      --------
Net cash used in financing activities.........................   (13,999)       (2,965)
                                                                --------      --------
Effect of exchange rates......................................       864            81
                                                                --------      --------
CASH AND CASH EQUIVALENTS:
  Net change during the period................................     1,770         5,937
  Balance, beginning of period................................    37,648        27,367
                                                                --------      --------
  Balance, end of period......................................  $ 39,418      $ 33,304
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                               OAK INDUSTRIES INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Oak Industries Inc. and subsidiaries as of June 30, 1995 and December 31, 1994, and the results of their operations for the three and six month periods ending June 30, 1995 and 1994, and cash flows for the six month periods ending June 30, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Primary and fully-diluted per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding as follows:

                          For the Three Months            For the Six Months
                             Ended June 30,                 Ended June 30,
                        ------------------------       ------------------------
                           1995          1994             1995          1994
                        ----------    ----------       ----------    ----------
    Primary.........    18,558,413    18,315,604       18,533,491    18,289,291
    Fully diluted...    18,558,528    18,316,858       18,534,002    18,312,974

3. Interest paid on debt for the three months ending June 30, 1995 and 1994 was $931,000 and $1,669,000, respectively, and for the six months ending June 30, 1995 and 1994, was $2,274,000 and $2,745,000, respectively. Income taxes paid during the three months ended June 30, 1995 and 1994 was $1,507,000 and $605,000, respectively, and during the six months was $1,837,000 and $740,000, respectively.

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

5. In the second quarter of 1994, the Company recorded a nonrecurring gain of $900,000 resulting from the enactment of a new state income tax law. The Company's income tax liability was reduced, and the benefit was recorded in the income taxes line in the Consolidated Statement of Operations.

6. On June 10, 1994, the Company's subsidiary, Gilbert Engineering Co., Inc. ("Gilbert"), acquired all of the outstanding common stock of Cabel-Con A/S ("Cabel-Con"), a Danish manufacturer of connectors for the worldwide cable television markets, for $9,250,000. Cabel-Con had cash of $941,000 at the time of the acquisition. The acquisition was financed by borrowing on Gilbert's revolving credit facility. Concurrent with the acquisition, Gilbert paid off $2,625,250 of Cabel-Con's bank borrowings. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's Consolidated Statement of Operations. Substantially all of the goodwill resulting from this acquisition is being amortized over 40 years.

7. Certain items in the 1994 Consolidated Statement of Operations have been reclassified to conform with the 1995 presentation.


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

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash increased by $1.8 million during the first six months of 1995 to $39.4 million at June 30, 1995. Operations generated $21.5 million of cash during the six months ending June 30, 1995 compared to $19.9 million for the same period in the prior year. The Company spent $6.6 million for capital equipment. Cash of $14.2 million was used to repay long-term borrowings.

   At June 30, 1995, cash and unused lines of credit totaled $78.7 million of which $14.9 million was available only to Gilbert and $63.8 million was available to the Company for general corporate purposes, including acquisitions. The Company believes its current financial resources are sufficient to meet its continuing operating requirements, service its long-term debt, make expected capital expenditures, and provide for future growth.

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

Second Quarter Results

   Consolidated sales for the second quarter of 1995 were $66.9 million, a $1.2 million or 1.9% increase over the second quarter of 1994. Components Segment sales increased $0.8 million, or 1.3%, and Other Segment sales increased $0.4 million, or 8.8% (see discussion under "Segment Data").

   Consolidated net income for the three months ending June 30, 1995 increased $0.4 million to $10.7 million from $10.3 million for the second quarter of 1994. Included in 1994 net income was a nonrecurring gain of $0.9 million resulting from a state income tax law change. Exclusive of this nonrecurring gain, income increased $1.3 million.

   This $1.3 million increase in profitability arises from a $1.3 million increase in segment operating profitability (see discussion under "Segment Data"). Additionally, interest expense decreased $0.7 million due to lower debt balances, and interest income increased $0.2 million due to higher invested balances and higher interest rates. Minority interest expense increased $0.1 million corresponding to increased income. Equity in net income of affiliates decreased $0.1 million. Income tax expense, before the nonrecurring tax gain of $0.9 million recorded in 1994, increased $0.2 million due to higher state taxes due to higher earnings.

                                                  Segment
Segment Data ($ millions)        Sales        Operating Income
                            --------------    ----------------
                             1995     1994      1995     1994
                            -----    -----     -----    -----
Components..............    $60.9    $60.1     $15.2    $14.2
Other...................      6.0      5.6       1.1      0.8
                            -----    -----     -----    -----
   Total................    $66.9    $65.7     $16.3    $15.0
                            =====    =====     =====    =====

   Sales of the Components Segment increased $0.8 million, or 1.3%, in the second quarter of 1995 compared to the second quarter of 1994. Sales of communications products increased $4.2 million or 11.8%, due primarily to growth in domestic and international markets and to the incremental sales of Cabel-Con, which was acquired in June of 1994. Sales of controls products decreased $3.4 million, or 14.2%, due to general market softness. Components Segment operating income increased $1.0 million, or 7.4%, due to the sales increases discussed above and productivity improvements. Components Segment order backlog was $69.1 million at June 30, 1995, up $18.3 million from June 30, 1994.

   Other Segment sales increased $0.4 million, or 8.8%, compared to the second quarter of 1994 due to an increase in railway repair and maintenance equipment sales offset by a decrease in sales due to the November 1994 sale of Carpenter Emergency Lighting. Operating income was $0.3 million higher than the second quarter of 1994, due to the sales increase, productivity improvements and cost reduction programs. Order backlog for the segment was $2.9 million at June 30, 1995, up $2.5 million from June 30, 1994.

   Consolidated gross profit for the second quarter increased as a percentage of sales from 38.1% in 1994 to 40.3% in 1995 due to higher sales of higher margin products, cost reductions and productivity improvements.

Six Month Results

   Consolidated sales for the first six months of 1995 were $138.5 million, a $11.0 million or 8.7% increase, over 1994. Components Segment sales increased $11.0 million, or 9.5%, and Other Segment sales were unchanged. (see discussion under "Segment Data").

   Net income during the first half of 1995 was $21.5 million compared to $17.7 million in the same period of 1994. Included in 1994 net income was a nonrecurring gain of $0.9 million resulting from a state income tax law change. Exclusive of this nonrecurring gain, income increased $4.7 million.

   The $4.7 million improvement in profitability for the first six months of 1995 results primarily from a $5.6 million increase in segment operating profitability (see discussion under "Segment Data") offset in part, by the net effect of several non-operating items. Interest income increased $0.5 million due to higher invested balances and higher interest rates, and interest expense decreased $0.9 million due to lower debt balances. Minority interest expense increased $0.7 million corresponding to increased income. Equity in net income of affiliates decreased $0.1 million. Income tax expense, exclusive of the nonrecurring gain, increased $0.5 million due to higher state taxes due to higher earnings.

                                                  Segment
Segment Data ($ millions)        Sales        Operating Income
                            --------------    ----------------
                             1995     1994      1995     1994
                            -----    -----     -----    -----
Components..............    $126.5    $115.5    $32.1    $26.9
Other...................      12.0      12.0      2.0      1.6
                            ------    ------    -----    -----
   Total................    $138.5    $127.5    $34.1    $28.5
                            ======    ======    =====    =====

   Sales of the Components Segment increased $11.0 million, or 9.5% compared to the first six months of 1994. Sales of communications products increased $13.4 million, or 19.7%, due primarily to growth in domestic and international markets and to the incremental sales of Cabel-Con which was acquired in June of 1994. Sales of controls products decreased $2.4 million, or 5.1%, due primarily to general market softness in the second quarter of 1995.
Components Segment operating income increased $5.2 million, or 19.6%, from the first half of 1994 due primarily to the sales increase discussed above and higher sales of higher margin products and productivity improvements.

   Other Segment sales were unchanged compared to the first half of 1994; sales increases in the railway repair and maintenance business were offset by a decrease due to the sale of the Carpenter Emergency Lighting business. Operating income was $0.4 million higher than the prior year due to productivity improvements and cost reduction programs.

   Consolidated gross profit increased as a percentage of sales for the first six months of 1995 to 40.1% from 37.3% in the comparable 1994 period due to higher sales of higher margin products, cost reductions and productivity improvements.

PART II.  OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

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

   (b)  Reports on Form 8-K:
        No reports on Form 8-K were filed during the second quarter ended June 30, 1995.

                              OAK INDUSTRIES INC.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OAK INDUSTRIES INC.

Date:  July 31, 1995                    /S/ THOMAS F. SHEEHAN
                                            Thomas F. Sheehan
                                            Vice President and Controller
                                            (Chief Accounting Officer)