Form 10-Q
period 1995-09-30
OAK INDUSTRIES INC
filed 1995-11-13
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                  FORM 10-Q
                              ------------------

                   Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 1995

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

As of October 31, 1995, the Company had outstanding 17,583,800 shares of Common Stock, $0.01 par value per share.

===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

ASSETS

                                                     September 30, 1995            December 31, 1994
                                                         (Unaudited)
                                                    ---------------------      ---------------------
Current Assets:
  Cash and cash equivalents.......................               $ 19,535                   $ 37,648
  Receivables, less reserve.......................                 44,259                     31,731
  Inventories:
    Raw materials.................................  $  12,598                  $   9,652
    Work in process...............................     27,715                     18,446
    Finished goods................................     12,251      52,564          7,540      35,638
                                                    ---------                  ---------
  Other current assets............................                 16,292                     14,550
                                                                 --------                   --------
     Total current assets.........................                132,650                    119,567
Plant & Equipment, at cost........................    118,877                    100,452
Less - Accumulated depreciation...................    (69,243)     49,634        (63,879)     36,573
                                                    ---------                  ---------
Deferred Income Taxes.............................                 25,822                     31,750
Goodwill and Other Intangible Assets, less
  accumulated amortization of $10,076 and $8,374..                 82,154                     75,960
Other Assets......................................                 29,360                     17,791
                                                                 --------                   --------
     Total Assets.................................               $319,620                   $281,641
                                                                 ========                   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt...............               $ 14,697                   $ 13,118
  Accounts payable................................                 20,383                     12,558
  Accrued liabilities.............................                 25,751                     21,823
                                                                 --------                   --------
     Total current liabilities....................                 60,831                     47,499
Other Liabilities.................................                 13,036                      6,058
Long-term Debt....................................                 99,269                     34,403
Minority Interest.................................                 33,523                     26,531
Stockholders' Equity:
  Common stock....................................        175                        175
  Additional paid-in capital......................    279,703                    278,976
  Accumulated deficit.............................   (165,711)                  (109,404)
  Other...........................................     (1,206)    112,961         (2,597)    167,150
                                                    ---------    --------      ---------    --------
     Total Liabilities and Stockholders' Equity...               $319,620                   $281,641
                                                                 ========                   ========

     See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                       For the Three Months        For the Nine Months
                                                        Ended September 30,         Ended September 30,
                                                      ----------------------      ----------------------
                                                        1995          1994          1995          1994
                                                      --------      --------      --------      --------
Net sales............................................ $ 65,042      $ 58,400      $203,574      $185,866
Cost of sales........................................  (39,505)      (36,597)     (122,551)     (116,489)
                                                      --------      --------      --------      --------
Gross margin.........................................   25,537        21,803        81,023        69,377
Selling, general and administrative expenses.........  (13,222)      (11,440)      (38,672)      (34,071)
Purchased in-process research and development........  (80,872)            -       (80,872)            -
                                                      --------      --------      --------      --------
Operating income (loss)..............................  (68,557)       10,363       (38,521)       35,306

Interest expense.....................................   (1,469)       (1,441)       (4,068)       (4,922)
Interest income......................................      451           406         1,426           908
Equity in net income of affiliated companies.........      236           611         1,171         1,646
Other income ........................................        -           105           168           638
                                                      --------      --------      --------      --------
Income (loss) from continuing operations before
  income taxes, minority interest and
  extraordinary charge...............................  (69,339)       10,044       (39,824)       33,576

Income taxes.........................................   (4,496)         (945)       (7,135)       (2,166)

Minority interest in net income of subsidiaries......   (2,400)       (1,733)       (7,738)       (6,366)
                                                      --------      --------      --------      --------
Income (loss) from operations before
  extraordinary charge...............................  (76,235)        7,366       (54,697)       25,044

Extraordinary charge for early extinguishment
  of debt, net of income tax benefit of $1,506
  and minority interest benefit of $746..............   (1,610)             -       (1,610)            -
                                                      --------      --------      --------      --------
Net income (loss).................................... $(77,845)     $  7,366      $(56,307)     $ 25,044
                                                      ========      ========      ========      ========
Income (loss) per common share:
  Before extraordinary charge........................ $  (4.08)     $    .40      $  (2.94)     $   1.36
  Extraordinary charge...............................     (.09)            -          (.09)            -
                                                      --------      --------      --------      --------
Net income (loss).................................... $  (4.17)     $    .40      $  (3.03)     $   1.36
                                                      ========      ========      ========      ========

    See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                               For the Nine Months Ended
                                                                     September 30,
                                                                ----------------------
                                                                  1995          1994
                                                                --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

OPERATING ACTIVITIES:
  Net Income (Loss)........................................... $ (56,307)    $  25,044
  Adjustments to reconcile net income (loss) to net cash
   provided by operations:
      Purchased in-process research and development charge....    80,872             -
      Extraordinary charge for early extinguishment of debt...     1,610             -
      Depreciation and amortization...........................     8,640         7,661
      Change in minority interest.............................     7,738         6,366
      Change in assets and liabilities, net of effects
        from acquisition of businesses........................   (10,804)         (153)
      Other...................................................    (1,928)       (3,626)
                                                               ---------     ---------
Net cash provided by operations...............................    29,821        35,292
                                                               ---------     ---------
INVESTING ACTIVITIES:
  Capital expenditures........................................   (11,261)       (4,751)
  Acquisitions of businesses, net of cash acquired............  (100,019)       (8,309)
  Other.......................................................       277           326
                                                               ---------     ---------
Net cash used in investing activities.........................  (111,003)      (12,734)
                                                               ---------     ---------
FINANCING ACTIVITIES:
  Long-term borrowings........................................   114,000             -
  Repayment of borrowings.....................................   (22,315)      (13,892)
  Early retirement of debt....................................   (28,610)            -
  Other.......................................................    (1,186)          238
                                                               ---------     ---------
Net cash provided by (used in) financing activities...........    61,889       (13,654)
                                                               ---------     ---------
Effect of exchange rates......................................     1,180           420
                                                               ---------     ---------
CASH AND CASH EQUIVALENTS:
  Net change during the period................................   (18,113)        9,324
  Balance, beginning of period................................    37,648        27,367
                                                               ---------     ---------
  Balance, end of period...................................... $  19,535     $  36,691
                                                               =========     =========

     See accompanying notes to condensed consolidated financial statements.

                             OAK INDUSTRIES INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of Oak Industries Inc. and subsidiaries as of September 30, 1995 and December 31, 1994, and the results of their operations for the three and nine month periods ending September 30, 1995 and 1994, and cash flows for the nine month periods ending September 30, 1995 and 1994 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Income (loss) per common share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding as follows:

                          For the Three Months            For the Nine Months
                           Ended September 30,            Ended September 30,
                        ------------------------       ------------------------
                           1995          1994             1995          1994
                        ----------    ----------       ----------    ----------
    Primary.........    18,678,724    18,435,640       18,613,464    18,411,408


3. Interest paid on debt for the three months ending September 30, 1995 and 1994 was $532,000 and $1,180,000, respectively, and for the nine months ending September 30, 1995 and 1994, was $2,806,000 and $3,925,000,
respectively. Income taxes paid during the three months ended September 30, 1995 and 1994 was $1,020,000 and $485,000, respectively, and during the nine months was $2,857,000 and $1,218,000, respectively.

4. On September 6, 1995 the Company acquired all of the outstanding common stock of Lasertron, Inc. ("Lasertron"), a Burlington, Massachusetts manufacturer of fiber optic components for the telecommunications and CATV industries for approximately $108,238,000, including transaction expenses. Lasertron had cash of $8,219,000 at the time of the acquisition. In addition the Company assumed all of Lasertron's outstanding and unexercised stock options to purchase shares of its common stock. Upon exercise of such options, option holders shall receive shares of the Company's common stock, adjusted to take into account the relative share prices of the Company and Lasertron. In connection with the assumption of this obligation, the Company has recorded a liability of approximately $6,150,000.

   The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated financial statements. The excess purchase price over fair value of the net tangible assets acquired was $88,106,000 of which $80,872,000 was allocated to purchased in-process research and development and $7,234,000 was allocated to goodwill and other intangible assets. The purchased in-process research and development was charged to operations upon acquisition, and the goodwill and other intangible assets are being amortized over 3 to 10 years.

    The purchase price was financed with (i) the proceeds from a $60,000,000 term loan and $20,000,000 of a $40,000,000 revolving credit facility issued by various lenders, and (ii) cash of $28,238,000 held by the Company..

5. On August 30, 1995, the Company entered into a Credit Agreement (the "Oak Credit Agreement") and the Company's Connector Holding Company ("Connector") and Gilbert Engineering Co., Inc. ("Gilbert") subsidiaries, entered into a Credit Agreement (the "Gilbert Credit Agreement", together with the Oak Credit Agreement, the "Credit Facilities") with various lenders.

    The Oak Credit Agreement provides for a $40,000,000 revolving credit facility, a $60,000,000 Tranche A term loan and a $60,000,000 Tranche B term loan.  The Tranche A term loan and $20,000,000 from the revolving credit facility were advanced to the Company on September 6, 1995 in connection with the Company's purchase of the capital stock of Lasertron.
The Tranche B term loan is available only to fund the Company's purchase of the shares of the capital stock of Connector not presently owned by the
Company.   The Company's previously existing $30,000,000 revolving credit facility was terminated on August 30, 1995.

    The Gilbert Credit Agreement provides for an $18,000,000 revolving credit facility and a $22,000,000 term loan. The proceeds from the term loan and $6,610,000 of the revolving credit facility were used to refinance existing indebtedness of Gilbert and Connector.

    Borrowings under the Credit Facilities bear interest, at the option of the Company or Gilbert, either (i) at the prime rate (or, if higher, at 1/2% above the federal funds rate) or (ii) at a spread over the reserve-adjusted 1,2,3 or 6 month LIBOR. The spread is initially 1% and is subject to reduction when certain financial tests are met. Borrowings under the Credit Facilities are secured by pledges of the stock and certain debt securities of certain of the Company's subsidiaries. In addition, certain of the Company's subsidiaries have guaranteed the obligations under the Credit Facilities. The Company and Gilbert are required to meet certain financial covenants and are prohibited from paying dividends.

    The Credit Facilities mature through September 30, 2000.  The
$60,000,000 Tranche A term loan under the Oak Credit Agreement and the $22,000,000 term loan under the Gilbert Credit Agreement are repayable at the end of each calendar quarter from December 31, 1995 through September 30, 2000.

6. On November 9, 1995, The Company announced that is has entered into a definitive agreement with Telemundo of Chicago, Inc. to sell the Company's indirectly held 49% interest in WSNS-TV (Channel 44), a Hispanic television station located in Chicago. Cash proceeds from the sale of the Company's equity interest are estimated to be approximately $29,000,000 and will be used to reduce debt and for other corporate purposes. The Company expects to report a gain related to this transaction, which is expected to close in the first quarter of 1996. The transaction is subject to FCC consent.

7. On June 10, 1994, the Company's subsidiary, Gilbert, acquired all of the outstanding common stock of Cabel-Con A/S ("Cabel-Con"), a Danish manufacturer of connectors for the worldwide cable television markets, for $9,250,000. Cabel-Con had cash of $941,000 at the time of the acquisition. The acquisition was financed by borrowing on Gilbert's revolving credit facility in effect at that time. Concurrent with the acquisition, Gilbert paid off $2,625,000 of Cabel-Con's bank borrowings. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's Consolidated Statement of Operations. Substantially all of the goodwill resulting from this acquisition is being amortized over 40 years.

8. In the second quarter of 1994, the Company recorded a nonrecurring gain of $900,000 resulting from the enactment of a new state income tax law. The Company's income tax liability was reduced, and the benefit was recorded in the income taxes line in the Consolidated Statement of Operations.

9. Certain items in the 1994 Consolidated Statement of Operations have been reclassified to conform with the 1995 presentation.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash decreased by $18.1 million during the first nine months of 1995 to $19.5 million at September 30, 1995. Operations generated $29.8 million of cash during the nine months ending September 30, 1995 compared to $35.3 million for the same period in the prior year primarily due to increased working capital needs resulting from growth in the Company's businesses. The Company paid $108.2 million of cash, including transaction expenses, to acquire all of the outstanding stock of Lasertron, Inc., a Burlington, Massachusetts manufacturer of fiber optic components for the telecommunications and CATV industries. Lasertron had cash of $8.2 million at the time of the acquisition. This acquisition was financed with existing cash balances of $28.2 million and borrowings of $80.0 million. Cash of $22.3 million was used to repay borrowings, and $28.6 million of debt at Gilbert and Connector was refinanced. The Company increased its capital expenditures from $4.8 million in 1994 to $11.3 million in 1995 primarily to automate production processes and to increase capacity.

    On August 30, 1995, the Company entered into a Credit Agreement (the "Oak Credit Agreement") and the Company's Connector Holding Company ("Connector") and Gilbert subsidiaries, entered into a Credit Agreement (the "Gilbert Credit Agreement", together with the Oak Credit Agreement, the "Credit Facilities") with various lenders.

    The Oak Credit Agreement provides for a $40.0 million revolving credit facility, a $60.0 million Tranche A term loan and a $60.0 million Tranche B term loan. The Tranche A term loan and $20.0 million of the revolving credit facility were advanced to the Company on September 6, 1995 in connection with the Company's purchase of the capital stock of Lasertron, Inc. The Tranche B term loan is available only to fund the Company' s purchase of the shares of the capital stock of Connector not presently owned by the Company. The Company's previously existing $30.0 million revolving credit facility was terminated on August 30, 1995.

    The Gilbert Credit Agreement provides for a $18.0 million revolving credit facility and a $22.0 million term loan. The proceeds from the term loan and $6.6 million of the revolving credit facility were used to refinance existing indebtedness of Gilbert and Connector.

    Borrowings under the Credit Facilities bear interest, at the option of the Company or Gilbert, either (i) at the prime rate (or, if higher, at 1/2% above the federal funds rate) or (ii) at a spread over the reserve-adjusted 1,2,3 or 6 month LIBOR. The spread is initially 1% and is subject to reduction when certain financial tests are met. Borrowings under the Credit Facilities are secured by pledges of the stock and certain debt securities of certain of the Company's subsidiaries. In addition, certain of the Company's subsidiaries have guaranteed the obligations under the Credit Facilities. The Company and Gilbert are required to meet certain financial covenants and are prohibited from paying dividends. All loans advanced pursuant to the Credit Facilities mature through September 30, 2000. The $60.0 million Tranche A term loan under the Oak Credit Agreement and the $22.0 million term loan under the Gilbert Credit Agreement are repayable at the end of each calendar quarter from December 31, 1995 through September 30, 2000.

    In addition to the $60.0 million under the Tranche B term loan which is available only to fund the Company's purchase of the capital stock of Connector, at September 30, 1995, cash, cash equivalents and unused lines of credit totaled $48.5 million of which $19.6 million was available only to Gilbert and $28.9 million was available to the Company for general corporate purposes, including acquisitions.

    On November 9, 1995, the Company announced that it has entered into a definitive agreement with Telemundo of Chicago, Inc. to sell the Company's indirectly held 49% interest in WSNS-TV (Channel 44), a Hispanic television station located in Chicago. Cash proceeds from the sale of the Company's equity interest are estimated to be approximately $29.0 million and will be used to reduce debt and for other corporate purposes. The Company expects to report a gain related to this transaction, which is expected to close in the first quarter of 1996. The transaction is subject to FCC consent.

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

RESULTS OF OPERATIONS

    The Company's operations are conducted in two industry segments, the Components Segment and the Other Segment. The Company's Components Segment manufactures connectors for CATV systems and other precision applications, fiber optic components, frequency control devices, controls for gas and electric appliances, and electromechanical switches. The Other Segment is composed of the Company's railway maintenance equipment business.

Third Quarter Results

    Consolidated sales for the third quarter of 1995 were $65.0 million, a $6.6 million, or 11.4%, increase over the third quarter of 1994.
Components Segment sales increased $5.3 million, or 9.7%, and Other Segment sales increased $1.3 million, or 35.4% (see discussion under "Segment Data").

    The Company recorded a net loss of $77.8 million in the third quarter of 1995 compared to income of $7.4 million in the third quarter of 1994. However, 1995 includes several nonrecurring items, detailed below. Excluding nonrecurring items, income decreased $2.4 million.



Income ($ millions)
                                                            Third Quarter
                                                            -------------
                                                           1995       1994
                                                           ----       ----
Income from operations before
   nonrecurring items .................................  $  5.0     $  7.4

Purchased in-process research and development (1)......   (80.9)         _

Reversal of inventory write-up required by
   purchase accounting (2).............................     (.5)         _
Tax effect of reversal of inventory write-up (2).......      .2          _

Extraordinary charge for early extinguishment
  of debt (3)..........................................    (1.6)         _
                                                         ------     ------
Net income (loss)......................................  $(77.8)    $  7.4
                                                         ======     ======

 (1) In the third quarter of 1995, the Company recorded a charge of $80.9 million related to purchased in-process research and development in connection with the Lasertron acquisition.

 (2) In the third quarter of 1995, the Company recorded a charge of $0.5 million, included in cost of goods sold, related to the partial reversal of the write-up of Lasertron inventory required by purchase accounting. The Company also recorded an income tax benefit of $0.2 million related to this charge.

 (3) In the third quarter of 1995, the Company recorded an extraordinary charge of $1.6 million, net of taxes and minority interest, related to the early extinguishment of debt at Gilbert and Connector.


    This $2.4 million decrease in income arises from a $2.9 million increase in segment operating income, before nonrecurring items, (see discussion under "Segment Data") offset by several non-operating items. Income tax expense increased $3.8 million as the Company began recording a full income tax provision in the third quarter of 1995 for financial reporting purposes. However, the Company had approximately $85.0 million of unused net operating loss carryforwards at September 30, 1995 and will therefore continue to pay minimal federal income taxes until these carryforwards are utilized. Minority interest expense increased $0.7 million due to higher earnings at Gilbert.


                                                  Segment
Segment Data ($ millions)        Sales        Operating Income
                            --------------    ----------------
                             1995     1994      1995     1994
                            -----    -----     -----    -----
Components..............    $59.9    $54.6     $ 13.8   $11.5
Other...................      5.1      3.8         .9     0.3
                            -----    -----     ------   -----
                            $65.0    $58.4     $ 14.7   $11.8
                            =====    =====
Nonrecurring items......                        (81.4)      -
                                               ------   -----
                                               $(66.7)  $11.8
                                               ======   =====

    Sales of the Components Segment increased $5.3 million, or 9.7%, in the third quarter of 1995 compared to the third quarter of 1994. Sales of communications products increased sharply due primarily to growth in domestic and international markets and to the incremental sales of Lasertron, acquired in September 1995. Sales of controls products decreased due primarily to softness in the appliance controls market. The Company expects this market to remain soft through the fourth quarter of 1995. Components Segment operating income before nonrecurring items increased $2.3 million, or 20.2%, due to the net sales increase discussed above. Components Segment order backlog at September 30, 1995, which includes backlog for Lasertron which was acquired in September 1995, was $80.1 million, up $33.6 million from September 30, 1994.

    Other Segment sales increased $1.3 million, or 35.4%, compared to the third quarter of 1994 due to an increase in railway repair and maintenance equipment sales partially offset by a decrease in sales due to the sale of Carpenter Emergency Lighting in November 1994. Operating income was $0.6 million higher than the third quarter of 1994, due to the sales increase discussed above. Order backlog for the segment was $1.6 million at September 30, 1995, down from $2.0 million at September 30, 1994.

    Consolidated gross profit for the third quarter before nonrecurring items increased as a percentage of sales to 40.0% in 1995 from 37.3% in 1994 due to higher sales of higher margin products. Cost of sales in 1995 included $0.5 million of incremental expense related to the partial reversal of a $2.0 million write-up of Lasertron inventory required by purchase accounting. The Company expects the remaining $1.5 million to be expensed in the fourth quarter of 1995.

Nine Month Results

Consolidated sales for the first nine months of 1995 were $203.6 million, a $17.7 million, or 9.5% increase, over 1994. Components Segment sales increased $16.3 million, or 9.6%, and Other Segment sales increased $1.4 million or 8.8%. (see discussion under "Segment Data").

    The Company recorded a net loss of $56.3 million for the first nine months of 1995 compared to net income of $25.0 million for the same period of 1994. However, both periods include nonrecurring items as detailed below. Excluding nonrecurring items, income increased $2.4 million.



Income ($ millions)
                                                         First Nine Months
                                                         -----------------
                                                          1995        1994
                                                           ----       ----
Income from operations before
   nonrecurring items .................................  $ 26.5     $ 24.1

Purchased in-process research and development (1)......   (80.9)         _

Reversal of inventory write-up required by
   purchase accounting (2).............................     (.5)         _
Tax effect of reversal of inventory write-up (2).......      .2          _

Extraordinary charge for early extinguishment
  of debt (3)..........................................    (1.6)         _

Gain on state tax law change (4).......................       -        0.9
                                                         ------     ------
Net income (loss)......................................  $(56.3)    $ 25.0
                                                         ======     ======

 (1) In the third quarter of 1995, the Company recorded a charge of $80.9 million for purchased in-process research and development in connection with the Lasertron acquisition.

 (2) In the third quarter of 1995, the Company recorded a charge of $0.5 million, included in cost of goods sold, related to the partial reversal of the write-up of Lasertron inventory required by purchase accounting. The Company also recorded an income tax benefit of $0.2 million related to this charge.

 (3) In the third quarter of 1995, the Company recorded an extraordinary charge of $1.6 million, net of taxes and minority interest, related to the early extinguishment of debt at Gilbert and Connector.

 (4) In the second quarter of 1994, the Company recorded a gain of $0.9 million resulting from a state income tax law change.


    The $2.4 million improvement in income for the first nine months of 1995 results primarily from an $8.6 million increase in segment operating income (see discussion under "Segment Data") offset in part, by the net effect of several non-operating items. Income tax expense increased $4.3 million as the Company began recording a full income tax provision in the third quarter of 1995 for financial reporting purposes. However, the Company had approximately $85.0 million of unused net operating loss carryforwards at September 30, 1995 and will therefore continue to pay minimal federal income taxes until these carryforwards are utilized. Minority interest expense increased $1.4 million due to higher earnings at Gilbert.

                                                  Segment
Segment Data ($ millions)        Sales        Operating Income
                            --------------    ----------------
                             1995     1994      1995     1994
                            -----    -----     -----    -----
Components..............    $186.3   $170.0    $ 46.0   $38.4
Other...................      17.3     15.9       2.9     1.9
                            ------   ------    ------   -----
                            $203.6   $185.9    $ 48.9   $40.3
                            ======   ======
Nonrecurring items......                        (81.4)      -
                                               ------   -----
                                               $(32.5)  $40.3
                                               ======   =====


    Sales of the Components Segment increased $16.3 million, or 9.6% compared to the first nine months of 1994. Sales of communications products increased sharply due primarily to growth in domestic and international markets and to the incremental sales of Cabel-Con, acquired in June of 1994 and Lasertron, acquired in September 1995. Sales of controls products decreased due primarily to softness in the appliance controls market. The Company expects this market to remain soft through the fourth quarter of 1995. Components Segment operating income excluding nonrecurring items increased $7.6 million, or 19.8%, from the first nine months of 1994 due primarily to the sales increase discussed above.

    Other Segment sales increased $1.4 million compared to the first nine months of 1994, as sales increases in the railway repair and maintenance business were partially offset by a decrease due to the sale of the Carpenter Emergency Lighting business in November 1994. Operating income was $1.0 million higher than the prior year due to the sales increase discussed above and productivity improvements.

    Consolidated gross profit before nonrecurring items increased as a percentage of sales for the first nine months of 1995 to 40.0% from 37.3% in the comparable 1994 period due to higher sales of higher margin products. Cost of sales in 1995 included $0.5 million of incremental expense related to the partial reversal of a $2.0 million write-up of Lasertron inventory required by purchase accounting. The Company expects the remaining $1.5 million to be expensed in the fourth quarter of 1995.


PART II.  OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

    Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and to the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, and June 30, 1995.

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

    (b)   Reports on Form 8-K:

          A report on Form 8-K was filed on September 14, 1995 related to the acquisition by the Company of Lasertron, Inc. and to the new $200 million credit facilities issued by various lenders. This Form 8-K includes certain financial statements of Lasertron, Inc. and pro forma financial information required pursuant to Article II of Regulation S-X.

                              OAK INDUSTRIES INC.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OAK INDUSTRIES INC.


Date:  November 13, 1995                 /S/ THOMAS F. SHEEHAN
                                             Thomas F. Sheehan
                                             Vice President and Controller
                                             (Chief Accounting Officer)