Form 10-K
period 1995-12-31
OAK INDUSTRIES INC
filed 1996-03-21
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                              ------------------
                                  FORM 10-K
                              ------------------

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1995

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

     The aggregate market value of Registrant's Common Stock held by persons who are not affiliates of Registrant was $423,110,052 on February 29, 1996.

     The Registrant had 17,721,887 shares of Common Stock, $0.01 par value, issued and outstanding on February 29, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE



       Proxy Statement to be filed no later
       than March 30, 1996........................Part III, Items 10-13

===========================================================================

                                   PART I
ITEM 1.  BUSINESS
                   (A) GENERAL DEVELOPMENT OF BUSINESS

   Oak Industries Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1960. The predecessor of the Company was incorporated in 1932 under the laws of the State of Illinois. The present corporate name was adopted in 1972. The Company's executive offices are located at 1000 Winter Street, Waltham, Massachusetts 02154, and its telephone number is (617) 890-0400.

   The Company conducts its business through two business segments:
Components and Other. The Components Segment designs, manufactures and sells active and passive components for telecommunication networks including cable connectors, frequency control devices and fiber optic lasers. This segment also designs, manufactures and sells components for the gas range appliance industry as well as a broad line of control and sensing devices for use in, testing equipment and industrial applications. The Other Segment is comprised of a business unit that designs, manufactures and sells railroad maintenance-of-way equipment.

   On September 6, 1995, the Company acquired all of the outstanding common stock of Lasertron, Inc. ("Lasertron"), a Bedford, Massachusetts manufacturer of fiber optic components for the telecommunications and cable television ("CATV") industries for approximately $108.2 million in cash, including transaction expenses.

   On August 30, 1995, the Company entered into a Credit Agreement (the "Oak Credit Agreement") and the Company's Connector Holding Company ("Connector") and Gilbert Engineering Co., Inc. ("Gilbert") subsidiaries, entered into a Credit Agreement (the "Gilbert Credit Agreement;" together with the Oak Credit Agreement, the "Credit Facilities") with various lenders.

   The Oak Credit Agreement provides for a $40.0 million revolving credit facility, a $60.0 million Tranche A term loan and a $60.0 million Tranche B term loan. The Tranche A term loan and $20.0 million under the revolving credit facility were advanced to the Company on September 6, 1995 in connection with the Company's purchase of the capital stock of Lasertron. The Tranche B term loan is available solely for the purpose of funding the Company's purchase of the shares of the capital stock of Connector not presently owned by the Company (see Note 3 of the Notes to Consolidated Financial Statements). The Company's previously existing $30.0 million revolving credit facility was terminated on August 30, 1995.

   The Gilbert Credit Agreement provides for an $18.0 million revolving credit facility and a $22.0 million term loan. The proceeds from the term loan and $6.6 million of the revolving credit facility were used to refinance existing indebtedness of Gilbert and Connector. Gilbert's previously existing credit facility was terminated on August 30, 1995.

             (B) FINANCIAL INFORMATION ABOUT THE INDUSTRY SEGMENTS

   The Company's businesses are currently classified into the Components Segment and the Other Segment. For information regarding sales, operating income and identifiable assets attributable to each industry segment, see
Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

                      (C) NARRATIVE DESCRIPTION OF BUSINESS

Overview

   The Company's operations are conducted in two industry segments, the Components Segment and the Other Segment. The Company's Components Segment manufactures coaxial connectors for CATV systems, frequency control devices for wireless communications, fiber optic components for telecommunications, controls for gas appliances, and switches and encoders for test and measurement and communication. The Other Segment is composed of the Company's railway maintenance-of-way equipment division.

Business Strategy

   The Company's business strategy is to establish and maintain a leading position in markets with strong underlying growth characteristics. The Company attempts to achieve this position by providing a broad line of high quality, low cost products in each of its business lines. Most of the Company's customers are equipment manufacturers or communications service providers, and products are sold on an engineer-to-engineer basis, requiring stringent performance specifications. In many of the Company's markets, competition is strong. In spite of continual pressure on prices, the Company has maintained strong margins by introducing lower cost, higher performance designs, by investing in automation equipment to improve productivity and by transferring production to low cost locales when appropriate. The Company is continuously seeking to acquire complementary product lines that can be integrated into existing businesses as well as other component manufacturers supplying the CATV, wireless and telephony industries.

                                COMPONENTS SEGMENT

   The Company operates principally through its Components Segment, which develops, manufactures and sells Communications Components and Controls Components.

   Communications Components

   The Company's Communications Components include coaxial cable connectors, quartz-based crystals and oscillators and fiber optic lasers and detectors. These products are used in a broad range of applications in telecommunications networks. Collectively, Communications Components accounted for approximately 63%, 55% and 51% of the Company's net sales for 1995, 1994 and 1993 respectively.

   CATV Connectors. The Company's Gilbert subsidiary is a leading manufacturer of coaxial connectors for the CATV industry. The Company manufactures both three-piece and two-piece trunk and feeder connectors for use in the broadband distribution network, providing connections to coaxial cable lines, amplification equipment, power supplies and other active and passive devices. The Company also manufactures drop connectors used to link the distribution network to the subscriber's home. Gilbert's operations are based in Glendale, Arizona; Amboise, France; and Vordingborg, Denmark.

   Gilbert sells directly to all of the major multiple system operators ("MSOs") and to leading distributors of CATV components as well as through manufacturers' representatives. Gilbert sells to its international customers from its locations in Arizona, France and Denmark. Gilbert's wholly owned French subsidiary, Societe d'Appareillages Electroniques, S.A. ("S.A.E."), sells primarily to cable operators in France. Cabel-Con A/S, a Danish subsidiary, sells to customers in Western Europe and other international markets. Gilbert's major customers include cable operators such as Tele-Communications, Inc. ("TCI"), Sammons Communications, Scripps Howard, Times-Mirror, and Continental, and distributors such as Antec Corporation. The top ten customers account for approximately 41% of Gilbert's sales.

   The CATV industry provides a service that delivers multiple channels of video entertainment to subscribers who pay a monthly fee. A cable system consists of three principal segments. The first is the headend where the cable system operator receives television signals via satellite, terrestrial, microwave and other sources. The headend facility organizes, processes and retransmits those signals through the second segment, the distribution network, to the subscriber. The distribution network typically consists of fiber optic and coaxial cables and associated optical and electronic equipment which take the signals from the headend and then transmit them throughout the cable system. The third segment is the subscriber drop which extends from the distribution network to the subscriber's home and connects either directly to the subscriber's television set or to a converter box. Connectors are used throughout the system to connect coaxial cable to electronic equipment such as amplifiers and at various termination points. In general, approximately 100 connectors are used for each mile of coaxial cable in the distribution network, and approximately 15-20 connectors at each subscriber.

   Industry sources estimate that cable service is available to 95% of households in the United States and more than 66% of those households are subscribers. As a result, the Company expects the majority of domestic revenue growth for Gilbert to come from the upgrade, rebuild and maintenance of existing cable systems. MSOs are continuing to upgrade their systems in order to improve signal quality and expand bandwidth to provide capacity for new services such as Internet access through cable modems, near video-on-demand and telephony. Cable networks are also being rebuilt or upgraded in response to new competitive multichannel services such as direct broadcast satellite and wireless cable. Industry data indicate that the majority of domestic cable systems have not yet been upgraded to 550 MHz or above, the minimum bandwidth targeted by MSOs for comprehensive services. Several of the Regional Bell Operating Companies and other traditional telephone companies are building broadband networks to offer video services to compete with the MSOs. Internationally, there is extensive new cable system construction in Asia, Latin America and Europe.

   Gilbert is the leading U.S. manufacturer of aluminum connectors and a major U.S. manufacturer of brass connectors for the cable television industry. Although the market for these products is highly competitive with respect to quality and delivery, the Company believes it competes favorably with respect to each of these factors. In particular, the Company's aluminum connector products are engineered to meet stringent reliability requirements. Certain parties are attempting to develop technologies which could compete with those currently employed by Gilbert's customers. If successful, these developments could have a negative impact on Gilbert's business.

   The primary raw materials used in the manufacture of specialty connectors are aluminum and brass. Gilbert currently purchases all of its aluminum requirements from a single supplier. Although the Company believes several alternative sources of supply of aluminum are available, a sudden disruption of its supply from this vendor could have a temporary adverse effect on the manufacture and sale of Gilbert's connector products. Gilbert is not dependent on any single supplier for its other raw materials. Management does not foresee any problems obtaining the raw materials necessary for the manufacture of specialty connectors.

   Gilbert owns a number of patents but does not consider any one patent or group of patents material to the conduct of the business.

   Shipments of Gilbert's products are typically made shortly after the receipt of the order. Accordingly, the Company does not consider Gilbert's order backlog at any date to be a significant predictor of Gilbert's future results of operations.

   Frequency Control Devices. The Oak Frequency Control Group ("OFCG") is a leading supplier of quartz-based crystals and oscillators used within the frequency communications and test and instrumentation markets. Products are sold through its McCoy, Croven Crystals Ltd., H.E.S. International and McCoy International divisions which have manufacturing operations located in Mt. Holly Springs and Mercersburg, Pennsylvania; Whitby, Ontario, Canada; Kansas City, Kansas; and Charallave, Venezuela.

   Crystals and oscillators are highly engineered components that provide critical timing or frequency references for wireless communications networks, wired telephony systems, satellite communications and other applications requiring a high degree of signal precision.

   There are four primary classes of crystal oscillators: uncompensated crystal oscillators ("XO"), temperature compensated crystal oscillators ("TCXO"), voltage controlled crystal oscillators ("VCXO"), and oven controlled crystal oscillators ("OCXO"). The type used depends on the performance characteristics required and the environment to which the oscillator will be exposed. OCXOs, for which the OFCG is a leading manufacturer, provide the highest level of stability and are used when very precise timing and accuracy in frequency are required, such as in base stations for cellular, personal communications systems ("PCS") and paging networks. Typically there are one or two OCXOs and eight to sixteen TXCOs and/or VCXOs in a cellular base station. The vast majority of the XO market is comprised of computer and consumer electronic applications, for which OFCG is not a participant. These products are characterized by standard designs and commodity pricing, and are predominantly supplied by Far Eastern manufacturers.

   OFCG has a leadership position in the design and manufacture of oscillators deployed in wireless base stations to synchronize the reception and retransmission of signals for cellular telephone, PCS, paging and mobile radio networks. The Company has strategic partnerships with key telecommunications equipment manufacturers and has designed products that can be used with all major technologies used by cellular telephone and PCS service providers, including Code Division Multiple Access ("CDMA"), Time Division Multiple Access ("TDMA"), and Global System for Mobile Communications ("GSM"). Major customers include Motorola, Ericsson Radio Systems, Glenayre Manufacturing, Alcatel Network Systems, Hewlett Packard, and Rockwell International. The top ten customers account for approximately 46% of sales of OFCG.

   The Company continues to make significant investments in people and equipment to meet customer needs by enhancing product performance and quality while lowering costs. Development efforts are focused on incorporating advanced integrated designs to meet market demands for components with higher stability, smaller size and lower power consumption, OFCG has invested in highly automated production and test systems to increase capacity and is certified as an ISO 9001 manufacturer.

   There are many domestic and foreign suppliers of crystal frequency control devices. In order to compete effectively in this market, the Company places a strong emphasis on high quality and sophisticated design technology. A large percentage of the Company's frequency control products are manufactured to exacting customer specifications, and the Company relies to a large extent on its engineering staff to design, manufacture, deliver and provide post-production support to meet customer needs. Sales of the Company's frequency control products are made principally through a direct sales force and manufacturers' representatives.

   The Company believes there is ready availability of the raw materials, principally natural and synthetic quartz, required for the production of its frequency control products. There are multiple suppliers of such raw materials, and the Company utilizes many of these suppliers. Moreover, the Company has entered into a strategic joint venture with Alfa Quartz C.A. ("Alfa"), a subsidiary of Sural C.A. Alfa has made significant capital investments in its Venezuelan operation in order to become a major supplier of synthetic quartz crystals on the world market. The strategic alliance is intended to develop Alfa's finishing capabilities and thereby allow it to broaden its product offerings as well as ensure the Company of a ready supply of high-quality, low-cost crystal blanks.

   Fiber Optic Communications Components. On September 6, 1995, the Company acquired 100% of the outstanding stock of Lasertron. Lasertron, whose operations are currently based in Burlington, Massachusetts, designs, manufactures and supplies active fiber optic components, including lasers and detectors, used primarily in long distance fiber optic telephone networks.

   Lasertron's amplification products, 980 nm wavelength pump lasers, are used in optical amplifiers to regenerate the light, which deteriorates as it passes through the fiber. Optical amplifiers offer significant cost reduction over traditional technology as well as increased network reliability. For these reasons, the major long distance carriers have been incorporating optical amplifiers in their networks.

   Lasertron's transmission components are used to generate or detect optical signals carried on fiber optic links. Transmission components continue to be upgraded in long distance networks to meet demands for increased capacity and higher data rates. Lasertron is developing a line of high speed transmission products for this market. Regional networks, long distance access infrastructure and international markets, where capacity requirements are not as demanding, will continue to use lower speed components.

   Lasertron is a supplier of active components for CATV which are used to amplify fiber optic signals being transmitted through the fiber optic portion of the network, allowing fiber optic interconnections between headends and from headends into the distribution network.

   Lasertron also provides products for the wireless communications industry. Products are being deployed in fiber optic links through remote antennas to extend wireless coverage in areas with poor reception, such as in tunnels and subways, and in dense urban areas with high capacity requirements.

   Lasertron sells both directly and through distributors to its domestic and export customers who are primarily manufacturers of fiber optic telecommunications, CATV or wireless communications equipment. The top ten customers account for approximately 88% of Lasertron sales and include AT & T, Pirelli Cavi spa, Alcatel N.V., and Harmonic Lightwaves, Inc.

   Lasertron is a leading independent U.S. manufacturer of fiber optic modules for the telecommunications industry. Although the market for these products is highly competitive with respect to quality, price and delivery, the Company believes that it competes favorably with respect to each of these factors. While several of Lasertron's customers have captive operations that make products for their own use and for sale to others that compete with those of Lasertron, these customers have historically relied on Lasertron to supply a portion of their product needs.

   The components manufactured by Lasertron incorporate semiconductor diode laser and detector elements which are coupled to an optical fiber and supplied as compact fiber optic modules. Lasertron purchases some of these elements, as well as semiconductor wafers used by the Company to produce these elements, from a sole supplier. An inability to obtain these elements or wafers would have a material adverse effect on the Company's operations. Lasertron is currently acquiring the technology and developing the expertise to manufacture elements from supplied wafers to reduce costs and to ensure consistent quality and adequate supply. This technology has been licensed from its sole supplier. If Lasertron is not successful in developing the expertise to manufacture elements from supplied wafers in 1996 or if the supply of wafers were inadequate to meet projected needs, the Company's results of operations could be materially adversely affected.

   Lasertron licenses a number of patents from third parties and considers several patents to be material to the conduct of business.

   Controls Components

   Oak Controls is the market leader for components sold to the United
States gas range appliance industry and a growing supplier of components for the outdoor grill industry. These components provide solutions for gas flow regulation, burner and oven control, and ignition and temperature control. The Company supplies all the major domestic range manufacturers under the Harper-Wyman brand name. The Company also designs and manufactures switches and encoders for applications in the test and measurement, communications, medical and military markets sold under the OakGrigsby name. Collectively, Controls Components accounted for approximately 29%, 37% and 41% of the Company's net sales for 1995, 1994 and 1993, respectively.

   The Controls Group is aggressively pursuing a strategy to leverage its strong domestic position to penetrate international markets in South America and Europe, reducing reliance on the domestic industry. In addition, the Company is broadening its product line to allow greater participation in the outdoor gas grill market and address the market for gas fireplaces.

   As the OakGrigsby Inc. ("OakGrigsby") customer base transitions from traditional analog switch technology toward digital controls, the product line is moving to sensors and controls. Products all use physical input, such as motion, to provide electrical or electronic output. Broader applications for the recently introduced modular line of motion sensors include automatic teller machines, gas pump meters, global positioning systems and medical equipment such as MRI scanners.

   The Company continued its aggressive investment program to further automate production at its facilities in Princeton, Illinois and Juarez, Mexico which will improve product quality, reduce delivery lead times and lower costs. The Company also has made significant investments in engineering resources and computer-aided design systems to shorten its new product development cycle.

   The sale of the Company's controls products is conducted primarily through its direct sales force with assistance from a small number of manufacturers' representatives, with an increasing amount of product sold through distributors. Harper-Wyman is dependent on a small number of customers in the U.S., Mexico and South America, principally the major original equipment appliance manufacturers. The loss of any one of these customers could have a material adverse effect on Harper-Wyman's business. Major customers of the Controls Group include General Electric Corporation, Raytheon Company (Caloric and Amana), Maytag Corporation (Magic Chef and Jenn-Air), Brown Stove Works Inc., Fluke, Tektronix, and Tokheim Corporation.

   The market in which Harper-Wyman participates is very competitive in terms of price, quality and delivery, with three significant competitors. Harper-Wyman believes it is a leading supplier to the market for its gas range products in the domestic market. OakGrigsby supplies to a highly fragmented market and competes primarily on the basis of price, technology, innovation and distribution.

   Harper-Wyman's domestic control products must conform to Underwriters' Laboratories and American Gas Association specifications. All such approvals have been obtained and Harper-Wyman's quality assurance team maintains compliance with these specifications. The Controls Group is not dependent upon any single supplier for raw materials. The Controls Group owns a number of patents but does not consider any one patent or group of patents material to the conduct of business.

                            OTHER SEGMENT

   The Company's Other Segment accounted for approximately 8% of the Company's net sales for 1995, 1994 and 1993.

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

   The sale of Nordco's products is conducted through a direct sales force and distribution network throughout North America. Although Nordco has several key competitors, including Fairmont Tamper, the Company believes that no more than two competitors sell against Nordco in any particular product line. Management believes it is well-positioned for this competitive environment. The Company believes Nordco's strong marketing relationships combined with superior engineering capability, certain patents, which have remaining lives of 4 to 8 years, and a successful research and development program, have given Nordco a reputation as a technological and quality leader in this industry.

   Nordco's primary market includes railroads in the United States and Canada designated as Class I (railroads with revenues in excess of $256 million). Nordco is dependent on a small number of customers and the loss of any one of these customers could have a material adverse effect on Nordco's business. Major customers of Nordco include Burlington Northern, Southern Pacific and consolidated Rail. The top ten customers account for approximately 88% of Nordco's sales.

   Nordco's machines and parts customers have distinct seasonal demands. Machine shipments are heaviest during early spring when the summer track maintenance programs commence and parts shipments are heaviest during the summer work season.

   Nordco is primarily an assembler of purchased components from a wide variety of suppliers, and it is not dependent upon any single supplier.

                          OTHER INVESTMENTS

   Wuhan Telecommunications Devices Company. The Company, through its Lasertron subsidiary, owns a 50% interest in Wuhan Telecommunications Devices Company ("WTD"), located in the Peoples Republic of China. A research facility of the Ministry of Posts and Telecommunications owns the other 50%. WTD manufactures fiber optic, semiconductor laser components for the telecommunications industry.

   Channel 44. During 1995, the Company owned a 49% interest in Video 44, a joint venture owning WSNS-TV (Channel 44) which, as a Telemundo affiliate, broadcasts Spanish language programming in the Chicago metropolitan area. In 1996, the Company sold its 49% interest in the joint venture to Telemundo of Chicago, Inc. Cash proceeds from the sale of the Company's equity interest were approximately $29.0 million and were used to reduce debt. The Company expects to report a gain related to this transaction in the first quarter of 1996.

   O/E/N India. The Company owns a 45% interest in O/E/N India Ltd. ("O/E/N India"), located in Cochin, Kerala, India. O/E/N India assembles and markets relays, potentiometers and switches for the Indian market. The principal markets include communications systems, data processing equipment and industrial applications. O/E/N India and its subsidiaries' products also include floppy diskettes, terminals and connectors. In February 1996, the Company entered into a definitive agreement to sell the Company's 45% interest in O/E/N India. Cash proceeds from the sale of the Company's interest are estimated to be approximately $1.2 million. The Company expects the impact of this transaction to be immaterial to its financial position and results of operations.

   McCoy (Cayman) Ltd. The Company owns a 50% interest in McCoy (Cayman) Ltd. which markets synthetic quartz crystals to customers outside of the United States. McCoy (Cayman) Ltd., in turn, is the sole shareholder of Industrias McCoy de Venezuela C.A., which synthesizes quartz crystals.

   McCoy International.  The Company owns a 50% interest in McCoy
International, a Delaware partnership, which markets synthetic quartz crystals to customers in the United States.

                                EMPLOYEES

   At December 31, 1995, the Company had approximately 3,000 employees, 1,932 of whom were located in the United States and 1,068 outside the United States. Of these employees, 223 are members of unions. The Company believes its relationships with its employees are good.

                                 BACKLOG

   The Company's backlog of domestic and foreign orders for each industry segment at the indicated dates was as follows (dollars in thousands):

                                December 31, 1995      December 31, 1994
                                -----------------      -----------------
Components....................       $77,597                $56,245
Other.........................         1,514                    884
                                     -------                -------
     Total                           $79,111                $57,129
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

               EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table lists the name, age, position and offices of all executive officers of the Company. The term of office of all executive officers will expire upon the holding of the first meeting of the Board of Directors following the 1996 Annual Meeting of Shareholders.

        Name              Age                   Position
        ----              ---                   --------


William S. Antle III....   51   President and Chief Executive Officer since
                                December 1989.  From 1980-1989, Mr. Antle
                                was at Bain and Company, an international
                                strategy consulting firm, most recently as
                                Executive Vice President.  From 1973-1980,
                                Mr. Antle was an executive at Cummins
                                Engine Company, a manufacturer of diesel
                                engines, where from 1976-1980, he served as
                                General Manager of several manufacturing
                                facilities in the United Kingdom.
Coleman S. Hicks.......    52   Senior Vice President, General Counsel,
                                Secretary of Oak Industries Inc. and
                                President, Oak Frequency Control Group
                                since September 1995.  Prior to that time,
                                Mr. Hicks was a partner at Covington and
                                Burling, a Washington, D.C. law firm that
                                he joined in 1972.  From February 1979
                                until 1981, Mr. Hicks served as General
                                Counsel of the Department of the Navy.
Pamela F. Lenehan......    43   Senior Vice President, Corporate
                                Development and Treasurer since February
                                1995.  From 1981 until December 1994, Ms.
                                Lenehan was at CS First Boston, an
                                investment banking firm, most recently as
                                Managing Director-Investment Banking.  From
                                1974-1981, Ms. Lenehan was a lending
                                officer at the Chase Manhattan Bank where
                                she was a Vice President in the Corporate
                                Banking Department.
Francis J. Lunger......    50   Senior Vice President and Chief Financial
                                Officer since November 1995.  From August
                                1995 to November 1995, Mr. Lunger was
                                Acting Chief Executive Officer and from
                                March 1994 to August 1995, Chief
                                Administrative Officer of Nashua
                                Corporation, a manufacturer of office
                                products.  From January 1983 to March 1994,
                                Mr. Lunger worked at Raychem Corporation, a
                                specialty materials company, where he most
                                recently was Vice President and Group
                                General Manager for the Interconnect
                                Components and Medical Division, having
                                previously served as Vice President,
                                Finance.  From July 1976 to January 1983,
                                Mr. Lunger was employed by Baxter
                                International in a number of positions
                                including Vice President, Travenol Home
                                Health Care, Corporate Controller and Vice
                                President Finance, Travenol International.
John D. Richardson.....    50   Senior Vice President, Human Resources
                                since August 1990.  From May 1986 to August
                                1990, Mr. Richardson was at Fidelity
                                Investments, the nation's largest mutual
                                fund company, where he served as the
                                Corporate Vice President of Human
                                Resources.  From August 1983 to May 1986,
                                Mr. Richardson was Senior Director,
                                Employee Relations at Motorola's Codex
                                division.  He was also Human Resources
                                Director at Hallmark Cards, Inc., from
                                October 1978 to August 1983.

ITEM 2.  PROPERTIES

   The Company believes that its plants and facilities are suitable and adequate for its business. They are well maintained, are in sound operating condition, and are in regular use. The table below sets forth the location and general character of important properties of the Company. Properties without reference to leases are owned by the Company.

                                                               Floor Space
                                                              (approximate
Location / YEAR LEASE EXPIRES	                                 Square Feet)
-----------------------------                             ------------------
Amboise, France {A,C,D}.................................   34,000   (2 buildings)
Aurora, Illinois (lease expires 11/30/96) {A,C}.........   18,000
Bedford, Massachusetts (lease expires 4/30/06) {A,C,D}..   80,000   (2 buildings)
Burlington, Massachusetts (month-to-month) {A,C,D}......   72,000   (2 buildings)
Glendale, Arizona (leases expire 12/31/97, 12/31/98 and.
         8/31/10) {A,C,D}...............................  198,000   (5 buildings)
Juarez, Mexico (lease expires 5/16/98) {A,D}............   51,000
Kansas City, Kansas {A,C,D} (lease expires 9/30/97).....   19,000
Mercersburg, Pennsylvania {A,D}.........................   34,000   (2 buildings)
Milwaukee, Wisconsin (lease expires 12/31/97) {C,D,E}...   92,000
Mt. Holly Springs, Pennsylvania {A,C,D}.................   79,000   (2 buildings)
Phoenix, Arizona (lease expires 8/31/06) {A,C,D}........   40,000
Princeton, Illinois {A,D}...............................  235,000   (2 buildings)
Sugar Grove, Illinois (leases expire 3/31/97
         and 12/14/01) {A,C,D}..........................   86,000   (2 buildings)
Vordingborg, Denmark {A,C,D}............................   31,000
Waltham, Massachusetts (lease expires 7/31/00) {B,C}....   15,000
Whitby, Ontario, Canada {A,C,D}.........................   25,000
Zaragosa, Mexico (lease expires 6/30/97) {A,D}..........   97,000

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

   During the fourth quarter of 1995, no matters were submitted to a vote of security holders.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

   The markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Stock Exchange. As of February 29, 1996, there were approximately 7,074 stockholders of record of common stock of the Company.

   Information regarding the trading price of the Company's common stock for each quarterly period during the last two fiscal years is set forth below. No dividends on the Company's common stock were paid during 1995 or 1994. (See description of dividend restrictions included in the Revolving Credit Facility Agreement in Note 5 of the Notes to Consolidated Financial Statements.)

                                    PRICE OF COMMON STOCK
                                 --------------------------
                                 1994                  1993
                           ----------------      ----------------
                            HIGH      LOW         HIGH      LOW
                           ------    ------      ------    ------
First Quarter...........   $28 3/8   $22 1/2     $20 3/4   $15 5/8
Second Quarter..........    30 3/8    25 1/8      22 1/4    17
Third Quarter...........    32        22 3/8      29 7/8    19 3/4
Fourth Quarter..........    30 3/8    16 1/2      28 1/4    22 3/8

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL RESULTS

                                                 YEAR ENDED DECEMBER 31
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                             --------------------------------------------------------------
                                1995         1994         1993         1992         1991
                             ----------   ----------   ----------   ----------   ----------

Net sales:
   Components..............    $255,364     $228,470     $201,593     $123,375     $108,555
   Other...................      21,216       20,534       17,969       19,874       15,811
   Net sales from
     continuing operations.     276,580      249,004      219,562      143,249      124,366

Purchased in-process
   research and development
   expense.................      80,872           --           --           --           --
Operating income (loss)....     (24,824)      46,347       31,658        6,609         (244)
Interest expense...........       6,273        6,611        7,795        1,405        1,798
Income (loss) from
   continuing operations
   before income taxes
   and minority interest...     (27,853)      43,391       26,267        8,748        1,717
Income (loss) from
   continuing operations...     (50,514)      42,446       26,660       10,388        5,265

Net income (loss)..........     (52,124)      42,446       26,660       14,438        5,570

Earnings per common share:
   Continuing operations...       (2.74)        2.31         1.47          .59          .32
   Net income (loss).......       (2.83)        2.31         1.47          .82          .34

Cash dividends per
   common share............          --           --           --           --           --

FINANCIAL POSITION

Working capital............    $ 79,942     $ 72,068     $ 69,324     $ 54,829     $ 61,805
Plant and equipment, net...      53,568       36,573       33,429       32,668       24,658
Total assets...............     312,728      281,641      237,727      228,948      124,512
Long-term debt,
   net of current
   maturities..............      91,570       34,403       61,549       76,922       11,225
Stockholders' equity.......     119,213      167,150      126,919       98,074       84,182

GENERAL STATISTICS

Capital expenditures.......    $ 17,354     $  6,807     $  7,018     $  4,111     $  4,667
Depreciation...............    $  7,932     $  6,669     $  6,142     $  4,380     $  4,322
Average common shares
   outstanding.............  18,423,014   18,384,342   18,100,104   17,666,745   16,505,446
Number of recordholders
   (at year-end)...........       7,144        8,346        9,732       12,146       12,113
Number of employees
   (at year-end)...........       3,000        2,847        2,620        2,253        1,620
Salaries and wages.........    $ 68,914     $ 63,162     $ 53,016     $ 40,435     $ 38,544

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 COMPARED TO 1994

   Sales for 1995 reached $276.6 million, an increase of 11.1% over the $249.0 million in 1994. The 1995 Components Segment sales increased 11.8% over the prior year to $255.4 million reflecting strong growth in Communications Components businesses offset by a slow down in the sale of Controls Components. The Other Segment increased 3.3% to $21.2 million in 1995 attributable to a 17.2% increase in the sales of railroad maintenance-of-way business offset, in part, by the divestiture of the Carpenter Emergency Lighting business in November 1994.

                                                1995         1994      % Change
                                               ------       ------      --------
Net Sales ($ millions):
   Components ..........................        255.4        228.5      11.8%
   Other................................         21.2         20.5       3.3%
                                               ------       ------
     Total..............................       $276.6       $249.0      11.1%
                                               ======       ======

   The Company reported a net loss of $52.1 million in 1995 compared to net income of $42.4 million in 1994. Several unusual transactions affected the results of operations over the past two years. Net income for 1995 includes non-cash after tax charges of $82.1 million associated with the acquisition of Lasertron, Inc., comprised of an $80.9 million charge for purchased in-process research and development and a $1.2 million after tax charge for the expensing of the write up of purchased inventory. The 1995 results also include an extraordinary charge of $1.6 million net of tax and minority interest related to the early extinguishment of debt. Net income for 1994 includes a restructuring charge of $2.0 million, a $0.9 million tax gain resulting from a state income tax law change and a net tax benefit of $10.8 million (a $14.0 million tax benefit net of minority interest of $3.2 million) related to the recognition of tax net operating loss carryforwards.

   The Company's results of operations for the past two years can be summarized as follows (in millions):

                                                     1995         1994
                                                    ------       ------
Pre-tax income excluding unusual transactions...   $ 55.0       $45.4
   Income taxes.................................    (12.5)       (4.2)
   Minority interest............................    (10.9)       (8.5)
                                                   ------       -----
   Net income excluding unusual transactions....     31.6        32.7

   Lasertron purchase accounting adjustments....    (82.1)         --
   Extraordinary charge, early extinguishment
     of debt....................................     (1.6)         --
   Restructuring charge.........................       --        (2.0)
   Tax gain.....................................       --         0.9
   Tax benefit of net operating loss
      carryforward, net of minority interest....       --        10.8
                                                   ------       -----
   Net income (loss) as reported................   $(52.1)      $42.4
                                                   ======       =====

   The 1995 provision for income taxes excluding unusual transactions increased $8.3 million over the prior year principally due to an increase in the effective tax rate for financial reporting purposes. Beginning in the third quarter of 1995, the Company began recording a full tax provision for financial reporting purposes. The Company had approximately $78.0 million of unused net operating loss carryforwards for tax return purposes at December 31, 1995 and will, therefore, pay minimal federal income taxes until these carryforwards are utilized.

   Minority interest expense excluding unusual transactions increased $2.4 million due to higher earnings at Gilbert Engineering. As a result of the tax sharing agreement between the Company and Gilbert, the tax liability for Gilbert has been calculated free of federal income taxes. Commencing in the first quarter of 1996, this tax holiday will end and the minority interest expense will be calculated with a full tax provision.

   Pre-tax income before minority interest and unusual transactions increased 21.1% to $55.0 million in 1995 from the prior year level of $45.4 million.

COMMUNICATIONS COMPONENTS

   Communications Components revenues increased 28.5% in 1995. Excluding the impact of the Lasertron, Inc. acquisition in September 1995, net sales increased 22.0% over the 1994 period. Communications Components includes the sales of Gilbert Engineering, a manufacturer of cable connectors, Lasertron, Inc., a manufacturer of active fiber optic components, and Oak Frequency Control Group, a manufacturer of quartz-based crystals and oscillators. These products are generally used in telecommunications networks covering a broad range of applications, including wired telephony service, cable television and cellular communications. Sales of Communications Components are dependent on the rate of network infrastructure build out and upgrade in both domestic and international markets. The Company's sales growth in 1995 is attributable to increased new construction of cable television systems in international markets, upgrades of domestic cable systems, and expanding applications for products in cellular, paging and personal communications systems.

CONTROLS COMPONENTS

   The sales of Controls Components decreased 12.6% in 1995 to $81.4 million from the prior year level of $93.1 million. Controls Components consist primarily of flow and temperature control devices for gas appliances and switches and encoders for equipment used in consumer, commercial, medical and military applications. Sales of Controls
Components are sensitive to changes in consumer spending. Sales of gas appliances are particularly susceptible to changes in domestic housing starts, which were below expectations in the second half of 1995. The sales of switching devices for military applications also decreased during the year, offset by an increase in demand from commercial customers.

GROSS PROFIT

   The gross profit margin excluding unusual transactions increased to 40.1% in 1995 from 37.5% in 1994. The improvement in profitability has been driven by cost reductions, productivity improvements and an enhanced mix of higher margin Communications Components. In aggregate, sales prices have declined modestly during the year. Material costs were relatively stable and wage rate increases were moderate.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses excluding unusual transactions increased $7.8 million, or 17.4%, in 1995 over the prior year but approximated 19% of sales in both periods. Research and development spending increased 47.8% to $5.9 million, accounting for $1.9 million of the change. The acquisition of Cabel-Con in June 1994 accounted for a portion of the increases.

INTEREST

   Interest expense decreased from $6.6 million in 1994 to $6.3 million in 1995. The decrease in interest expense reflected lower average borrowings during the first three quarters of 1995 as cash generated from operations was used to pay down debt. However, in September 1995, the Company borrowed $80.0 million on its new debt facility in connection with the Lasertron acquisition. Interest expense in the fourth quarter of 1995 was $2.2 million.

   Interest income increased from $1.4 million in 1994 to $1.7 million in 1995 as average cash balances increased. However, in September 1995, the Company used approximately $20.0 million of cash in conjunction with the Lasertron acquisition. Interest income in the fourth quarter of 1995 was $0.2 million.

EQUITY INCOME

   Equity in net income of affiliated companies decreased from $2.3 million in 1994 to $1.6 million in 1995, primarily as a result of start up losses at McCoy de Venezuela S.A. de C.V., which synthesizes quartz crystals. Equity income related to Video 44 in 1995 approximated that of the prior year. The Company previously announced that it had entered into a definitive agreement to sell its interest in Video 44. The Company anticipates reporting a gain related to this transaction, which has closed in the first quarter of 1996. As a result of its acquisition of Lasertron, the Company has included its proportionate share of the earnings of its 50% owned Wuhan Telecommunications Devices Company ("WTD"), located in the Peoples Republic of China.

NEW ACCOUNTING PRONOUNCEMENTS

   In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("FAS 121"). The Company believes that the adoption of FAS 121 will not have a material impact on the Company's financial statements.

   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). The Company has elected to adopt the disclosure requirements of FAS 123 in 1996 and as such will have no impact on the Company's results of operations or financial position.

1994 COMPARED TO 1993

   Sales for 1994 were $249.0 million, an increase of 13.4% over the $219.6 million in 1993. The Components Segment sales increased 13.3% to $228.5 million in 1994 over the prior year reflecting strong growth in Communications Components businesses and modest growth in Controls Components businesses. Sales in the Other Segment increased 14.3% to $20.5 million in 1994 attributable to a 19.6% increase in the sales of railroad maintenance-of-way equipment offset, in part, by the divestiture of the Carpenter Emergency Lighting business in November 1994.


                                                1994         1993      % Change
                                               ------       ------      --------
Net Sales ($ millions):
   Components ...........................       228.5        201.6      13.3%
   Other.................................        20.5         18.0      14.3%
                                               ------       ------
     Total...............................      $249.0       $219.6      13.4%
                                               ======       ======

   The Company reported net income of $42.4 million in 1994 compared to $26.7 million in 1993. Several unusual transactions affected the results of operations over the past two years. Net income for 1994 includes a restructuring charge of $2.0 million, a $0.9 million tax gain resulting from a state income tax law change, and a net tax benefit of $10.8 million (a $14.0 million tax benefit net of minority interest of $3.2 million) related to the recognition of tax net operating loss carryforwards. Net income for 1993 includes a restructuring charge of $2.9 million, a $3.9 million tax gain resulting from the favorable settlement of a tax dispute, and a net tax benefit of $4.4 million (a $6.0 million tax benefit net of minority interest of $1.6 million) related to the recognition of tax net operating loss carryforwards.

   The Company's results of operations for 1994 and 1993 can be summarized as follows (in millions):

                                                       1995         1994
                                                      ------       ------
Pre-tax income excluding unusual transactions.....    $45.4       $29.2
   Income taxes...................................     (4.2)       (2.1)
   Minority interest..............................     (8.5)       (5.8)
                                                      -----       -----
   Net income excluding unusual transactions......     32.7        21.3

   Restructuring charge...........................     (2.0)       (2.9)
   Tax gains......................................      0.9         3.9
   Tax benefit of net operating
     loss carryforward, net of
     minority interest............................     10.8         4.4
                                                      -----       -----
   Net income as reported.........................    $42.4       $26.7
                                                      =====       =====

   The 1994 provision for income taxes excluding unusual transactions increased $2.1 million over the prior year principally due to higher pre-tax income and to a lesser extent to a slightly higher effective tax rate reflecting increased earnings in countries and states with higher tax rates.

   Minority interest expense excluding unusual transactions increased $2.7 million due to higher earnings at Gilbert.

   Pre-tax income before minority interest and unusual transactions increased 55.5% to $45.4 million in 1994 from the prior year level of $29.2 million.

COMMUNICATIONS COMPONENTS

   Communications Components revenues increased 20.3% in 1994. Communications Components includes the sales of Gilbert Engineering, a manufacturer of cable connectors, and Oak Frequency Control Group, a manufacturer of quartz-based crystals and oscillators. These products are generally used in telecommunications networks including cable television and cellular communications. Sales of Communications Components are dependent on the rate of network infrastructure build out and upgrade in both domestic and international markets. The Company's sales growth in 1994 is attributable to increased construction of cable television systems in U.S. and international markets, expanding applications for products in cellular and paging systems, and an increase in the upgrade and maintenance of existing cable and wireless installations.

CONTROLS COMPONENTS

   The sales of Controls Components increased 4.5% in 1994. Controls Components consist primarily of flow and temperature control devices for gas appliances and switches and encoders for equipment used in consumer, commercial, medical and military applications. Sales of appliance controls increased modestly as the result of industry growth. The sale of switching devices for military applications decreased during the year, offset by an increase in demand from commercial customers.

GROSS PROFIT

   The gross profit margin excluding unusual transactions increased to 37.5% in 1994 from 34.1% in 1993. The improvement in profitability has been driven by an enhanced mix of higher margin Communications Components, cost reductions, and productivity enhancements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses excluding unusual transactions increased $4.7 million, or 11.7%, in 1994 over the prior year but approximated 18% of sales in both periods. The acquisition of Cabel-Con in June 1994 accounted for a significant portion of the increase.

INTEREST

   Interest expense decreased from $7.8 million in 1993 to $6.6 million in 1994 due to lower average borrowing levels as cash generated from operations was used to pay down debt.

   Interest income increased from $0.7 million in 1993 to $1.4 million in 1994 as average cash balances increased.

EQUITY INCOME

   Equity in net income of affiliated companies increased to $2.3 million in 1994 from $1.7 million in 1993 due to improved performance of Video 44, which owns WSNS-TV in Chicago.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flow from operations of $39.3 million in 1995 decreased $8.1 million from the $47.4 million generated in 1994 reflecting an increased investment in working capital to support new product introductions and higher sales volumes. The Company also accelerated its rate of capital spending to $17.4 million in 1995 from the $6.8 million invested in 1994. The increase in capital expenditures is attributable to automation of production processes to reduce both cost and manufacturing cycle times, expanded use of CAD/CAM capability and new prototyping equipment to reduce development cycle times, expansion of existing production capacity to meet increased volume requirements and addition of new capabilities generally related to new products. It is expected that the level of capital spending will increase to approximately $19.0 million in 1996.

   Debt net of cash increased to $89.3 million at December 31, 1995 from $9.9 million at the prior year end as a direct result of the $108.2 million of cash expended for the acquisition of Lasertron, Inc. on September 6, 1995. The cash purchase price was funded with $80.0 million of borrowings under the Oak Credit Agreement (see Note 5 of the Notes to Consolidated Financial Statements) and $28.2 million from existing cash balances. Repayment of borrowings was $30.0 million in 1995.

   The Oak Credit Agreement consummated with a consortium of lenders on August 30, 1995, provides for a $40.0 million revolving credit facility, a $60.0 million term loan used in conjunction with the Lasertron, Inc. acquisition and a $60.0 million term loan restricted to the funding of the Company's purchase of a minority partner's interest in Connector Holding Company (see Note 12 of the Notes to Consolidated Financial Statements). The Company's previously existing $30.0 million revolving credit facility was terminated on August 30, 1995. In conjunction with the Oak Credit Agreement, the Company completed a financing on behalf of Gilbert Engineering for an $18.0 million revolving credit facility and a $22.0 million term loan. The proceeds of the term loan and $6.6 million of the revolving credit facility were used to refinance existing, higher interest rate debt of Gilbert Engineering. Gilbert's previous credit facility was terminated on August 30, 1995.

   In addition to the $60.0 million term loan which is only available for purchase of the Connector minority interest, cash, cash equivalents and unused lines of credit at December 31, 1995 totaled $49.9 million of which $23.0 million was available only to Gilbert and $26.9 million was available to the Company for general corporate purposes, including acquisitions.

   The Company has entered into a definitive agreement to sell its 49% interest in Video 44, a joint venture which owns WSNS (Channel 44, Chicago) for approximately $29.0 million in cash. The transaction has closed in the first quarter of 1996 with the net proceeds being used to reduce debt.

   The Company entered into a definitive agreement to sell its 45% interest in O/E/N India Ltd. Cash proceeds from the sale of the Company's interest are estimated to be approximately $1.2 million. The Company expects the impact of this transaction to be immaterial to its financial position and results of operations.

   Subsequent to December 31, 1995, informal notification was received from Bain Capital regarding the intention to exercise its right to require the Company to purchase its 20% minority interest in Connector Holding Company (see Note 12 of the Notes to Consolidated Financial Statements). The closing date of this transaction and the ultimate purchase price cannot be reasonably estimated. However, management believes adequate financial resources are available to consummate the transaction.

   The Company intends to aggressively pursue acquisitions in the telecommunications sector which will enhance growth and profitability. An acquisition may require new borrowing arrangements. Currently, the Company has no commitment, understanding, or arrangement relating to any material acquisition and there is no assurance that additional transactions will be completed in 1996.

   The Company believes that funds generated by operations, existing cash balances and its available credit facility will be sufficient to fund the Company's ongoing operations over the next year.

RISKS AND UNCERTAINTIES

   Revenues from telecommunications components will account for a majority of the Company's future revenues. Although demand for these products has grown in recent years with the build out of telecommunications networks in domestic and international markets, a decrease in the rate of infrastructure construction or upgrade programs could have an adverse impact on the Company's results of operations.

   The telecommunications industry is very competitive and is characterized by rapid technological change, new product development, product obsolescence and evolving product specifications. Additionally, price competition in this market is intense with significant price erosion over the life cycle of a product. The ability of the Company to compete successfully depends on the continued introduction of new products and ongoing manufacturing cost reduction.

   Sales of the Company's Controls Components are in large part dependent on the production level of a few North American appliance manufacturers, which in turn is sensitive to the strength of the economy, including housing starts, consumer disposable income and interest rates. Adverse changes in the economy would have a negative impact on the Company's financial results.

   The Company currently buys a number of raw materials from single sources. In most cases there are readily available and qualified alternative sources of supply. Although the Company does not at this time have a qualified second source for one critical component used in the production of fiber optic modules, management believes there are other suppliers that could provide a like quality product on comparable terms. A change in suppliers for this product could cause a delay in manufacturing and adversely impact operating results.

   The Company must comply with governmental regulations relating to the environment. The cost of compliance with environmental regulations in 1995 was immaterial and is not expected to have a material effect on capital expenditures or operating results in 1996.

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

   The Company's international operations and its results could be affected by changes in policies of foreign governments and in social and economic conditions outside the U.S. including civil unrest, changing inflation and foreign exchange rates, and trade restrictions or prohibitions.

   Any of the foregoing could have an adverse effect on future results.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             OAK INDUSTRIES INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
REPORT OF INDEPENDENT ACCOUNTANTS..................................  XX

FINANCIAL STATEMENTS -

     Consolidated Balance Sheet at December 31, 1995 and 1994......  XX


     Consolidated Statement of Operations for the years
     ended December 31, 1995, 1994 and 1993........................  XX

     Consolidated Statement of Stockholders' Equity
     for the years ended December 31, 1995, 1994 and 1993..........  XX

     Consolidated Statement of Cash Flows for the years
     ended December 31, 1995, 1994 and 1993........................  XX

     Notes to Consolidated Financial Statements....................  XX

SCHEDULES -

     VIII   -   Valuation and Qualifying Accounts..................  XX

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Oak Industries Inc.

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oak Industries Inc. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Boston, Massachusetts
January 30, 1996

                             OAK INDUSTRIES INC.
                         CONSOLIDATED BALANCE SHEET
                               AT DECEMBER 31
                           (DOLLARS IN THOUSANDS)

                                  ASSETS

                                                         1995          1994
                                                       --------      --------
Current Assets:
   Cash and cash equivalents......................    $ 16,942      $ 37,648
   Receivables, less reserves of $1,578 and
          $1,065..................................      40,631        31,731
   Inventories....................................      52,328        35,638
   Deferred income taxes..........................      19,900        11,600
   Other current assets...........................       3,815         2,950
                                                      --------      --------
         Total current assets.....................     133,616       119,567
                                                      --------      --------

Plant and Equipment:
   Land...........................................       1,001         1,004
   Buildings and leasehold improvements...........      18,493        17,653
   Machinery and equipment........................      98,118        76,681
   Furniture and fixtures.........................       7,198         5,114
                                                      --------      --------
                                                       124,810       100,452
   Less - Accumulated depreciation................     (71,242)      (63,879)
                                                      --------      --------
         Total plant and equipment................      53,568        36,573
                                                      --------      --------

Other Assets:
   Deferred income taxes..........................      17,242        31,750
   Goodwill and other intangible assets,
     less accumulated amortization
      of $10,945 and $8,374.......................      79,829        75,960
   Investments in affiliates......................      20,940        10,985
   Other assets...................................       7,533         6,806
                                                      --------      --------
         Total other assets.......................     125,544       125,501
                                                      --------      --------
         Total Assets.............................    $312,728      $281,641
                                                      ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                              OAK INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEET
                                AT DECEMBER 31
                            (DOLLARS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1995          1994
                                                       --------      --------
Current Liabilities:
   Current portion of long-term debt..............   $  14,691      $  13,118
   Accounts payable...............................      15,822         12,558
   Accrued liabilities............................      23,161         21,823
                                                     ---------      ---------
         Total current liabilities................      53,674         47,499
                                                     ---------      ---------

Other Liabilities:
   Deferred compensation and pensions.............       5,505          5,595
   Other..........................................       6,123            463
                                                     ---------      ---------
         Total other liabilities..................      11,628          6,058
                                                     ---------      ---------

Long-Term Debt, Less Current Maturities...........      91,570         34,403
                                                     ---------      ---------

Minority Interest.................................      36,643         26,531
                                                     ---------      ---------

Commitments and Contingent Liabilities  (Note 12)

Stockholders' Equity:
   Preferred stock, no par value; authorized
      5,000,000 shares; none issued...............          --             --
   Junior preferred stock, no par value;
      authorized 500,000 shares; none issued......          --             --
   Common stock, par value of $0.01;
      authorized 50,000,000 shares;
      issued 17,667,788 and 17,479,198 shares.....         177            175
   Additional paid-in capital.....................     282,179        278,976
   Accumulated deficit............................    (161,528)      (109,404)
   Cumulative translation adjustment..............         248           (658)
   Treasury stock, 65,672, and 50,182 shares......      (1,316)          (895)
   Stock purchase loans...........................        (547)        (1,044)
                                                     ---------      ---------

         Total stockholders' equity...............     119,213        167,150
                                                     ---------      ---------
            Total Liabilities and
            Stockholders' Equity..................   $ 312,728      $ 281,641
                                                     =========      =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             OAK INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1995        1994        1993
                                                  --------    --------    --------
Net Sales.......................................  $ 276,580   $ 249,004   $ 219,562
Cost of sales...................................   (167,696)   (155,638)   (144,706)
                                                  ---------   ---------   ---------
   Gross profit.................................    108,884      93,366      74,856
Selling, general and administrative expenses....    (52,836)    (47,019)    (43,198)
Purchased in-process research and development...    (80,872)         --          --
                                                  ---------   ---------   ---------
   Operating income (loss)......................    (24,824)     46,347      31,658
Interest expense................................     (6,273)     (6,611)     (7,795)
Interest income.................................      1,661       1,351         731
Equity in net income of affiliated companies....      1,583       2,304       1,673
                                                  ---------   ---------   ---------
   Income (loss) from operations
      before income taxes, minority interest
      and extraordinary charge..................    (27,853)     43,391      26,267
Income tax benefit (provision)..................    (11,803)     10,745       7,836
Minority interest in net income of subsidiaries.    (10,858)    (11,690)     (7,443)
                                                  ---------   ---------   ---------
   Income (loss) from operations before
      extraordinary charge......................    (50,514)     42,446      26,660
Extraordinary charge for early extinguishment
   of debt, net of income tax
   benefit of $1,506 and minority interest
   of $746 .....................................     (1,610)         --          --
                                                  ---------   ---------   ---------
Net income (loss)...............................  $ (52,124)  $  42,446   $  26,660
                                                  =========   =========   =========



Income (loss) per common share:
   Before extraordinary charge..................  $   (2.74)  $    2.31   $    1.47
   Extraordinary charge.........................       (.09)         --          --
                                                  ---------   ---------   ---------
Net income (loss)...............................  $   (2.83)  $    2.31   $    1.47
                                                  =========   =========   =========


Average number of common shares outstanding.....     18,423      18,384      18,100
                                                  =========   =========   =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                              OAK INDUSTRIES INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEARS ENDED DECEMBER 31
                            (DOLLARS IN THOUSANDS)

                                            ADDITIONAL               CUMULATIVE              STOCK
                                   COMMON    PAID-IN   ACCUMULATED   TRANSLATION  TREASURY  PURCHASE
                                    STOCK    CAPITAL     DEFICIT     ADJUSTMENT     STOCK    LOANS       TOTAL
                                   -------  --------   -----------   -----------  --------  --------   --------
Balance, December 31, 1992....... $165     $276,637   $(178,510)    $ (23)        $   (31)  $  (164)  $ 98,074
Net income.......................   --           --      26,660        --              --        --     26,660
Current year translation
  adjustment.....................   --           --          --      (507)             --        --       (507)
Exercise of options and warrants.    7        3,830          --        --              --        --      3,837
Employee notes receivable........   --           --          --        --              --    (1,305)    (1,305)
Other............................   --           --          --        --              (4)      164        160
                                  ----     --------   ---------     -----         -------   -------   --------
Balance, December 31, 1993.......  172      280,467    (151,850)     (530)            (35)   (1,305)   126,919
Net income.......................   --           --      42,446        --              --        --     42,446
Current year translation
  adjustment.....................   --           --          --      (128)             --        --       (128)
Exercise of options and warrants.    3        1,546          --        --            (418)       --      1,131
Acquisition of warrants..........   --       (3,061)         --        --              --        --     (3,061)
Other............................   --          (24)         --        --            (442)      261       (157)
                                  ----     --------   ---------     -----         -------   -------   --------
Balance, December 31, 1994.......  175      278,976    (109,404)     (658)           (895)   (1,044)   167,150
Net loss.........................   --           --     (52,124)       --              --        --    (52,124)
Current year translation
  adjustment.....................   --           --          --       906              --        --        906
Exercise of options .............    2        3,229          --        --             (43)       --      3,188
Other............................   --          (26)         --        --            (378)      497         93
                                  ----     --------   ---------     -----         -------   -------   --------
Balance, December 31, 1995....... $177     $282,179   $(161,528)    $ 248         $(1,316)  $  (547)  $119,213
                                  ====     ========   =========     =====         =======   =======   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             OAK INDUSTRIES INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31
                           (DOLLARS IN THOUSANDS)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

                                                                 1995        1994        1993
                                                               --------    --------    --------
OPERATING ACTIVITIES:
   Net income (loss).....................................    $ (52,124)   $ 42,446    $ 26,660
   Adjustments to reconcile net income (loss)to net cash
    provided by operations:
      Purchased in-process research and development.......      80,872          --          --
      Extraordinary charge for early
        extinguishment of debt............................       1,610          --          --
      Depreciation and amortization.......................      11,665      10,618      10,328
      Change in minority interest.........................      10,858      11,690       7,443
      Undistributed earnings of affiliated companies......        (723)     (1,464)     (1,356)
      Change in assets and liabilities, net of effects
        from acquisition of businesses:
         Receivables......................................      (4,689)     (2,347)       (901)
         Inventories......................................      (6,964)     (2,392)      1,681
         Accounts payable and accrued liabilities.........      (5,877)      7,061      (1,464)
         Deferred compensation and pensions...............         (90)        134      (1,984)
         Deferred income taxes............................       6,292     (14,979)     (6,734)
         Other............................................      (1,499)     (3,389)     (2,120)
                                                             ---------    --------    --------
Net cash provided by operations...........................      39,331      47,378      31,553
                                                             ---------    --------    --------
INVESTING ACTIVITIES:
   Capital expenditures...................................     (17,354)     (6,807)     (7,018)
   Acquisition of businesses, net of cash acquired........    (100,019)     (8,309)     (1,594)
   Advances to affiliated companies.......................        (300)       (308)       (251)
   Disposition of business................................          --       2,092          --
   Repayments from (loans to) employees...................         497         261      (1,360)
   Other..................................................        (116)        110         265
                                                             ---------    --------    --------
Net cash used in investing activities.....................    (117,292)    (12,961)     (9,958)
                                                             ---------    --------    --------

FINANCING ACTIVITIES:
   Long-term borrowings...................................     114,000          --          --
   Repayment of borrowings................................     (30,020)    (17,460)    (22,655)
   Early retirement of debt...............................     (28,610)     (4,200)         --
   Reduction in cash restricted for letter of credit......          --          --       6,000
   Exercise of options and warrants.......................       3,188       1,155       3,837
   Acquisition of warrants................................          --      (3,061)         --
   Deferred debt issuance costs...........................      (1,805)         --          --
   Other..................................................        (404)       (442)        160
                                                             ---------    --------    --------
Net cash provided by (used in) financing activities.......      56,349     (24,008)    (12,658)
                                                             ---------    --------    --------
Effect of exchange rate changes on cash...................         906        (128)       (507)
                                                             ---------    --------    --------
Net change during year....................................     (20,706)     10,281       8,430

Balance, beginning of year................................      37,648      27,367      18,937
                                                             ---------    --------    --------
Balance, end of year......................................   $  16,942    $ 37,648    $ 27,367
                                                             =========    ========    ========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

(1) NATURE OF BUSINESS:

   Oak Industries conducts its business through two business segments - Components and Other (see Note 10). The Components Segment develops, manufactures and sells active and passive components for telecommunications networks including cable connectors, fiber optic lasers and frequency control devices. This group also develops, manufactures and sells a broad line of control and sensing devices both electronic and mechanical for use in consumer appliances, testing equipment and industrial applications. The Other Segment is comprised of a business unit which designs, manufactures and sells railway maintenance-of-way equipment.

(2) STATEMENT OF ACCOUNTING POLICIES:

   Following are the significant financial and accounting policies of the
Company:

PRINCIPLES OF CONSOLIDATION

   The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant transactions between the Company and its subsidiaries are eliminated.

PERVASIVENESS OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

MINORITY INTEREST

   Minority interest represents the minority stockholders' proportionate share of the equity and the net income of Connector and Gilbert (See Note
12).

INVESTMENTS IN AFFILIATES

   The Company's investments in affiliates consist of a 50% interest in Wuhan Telecommunications Devices Company, a manufacturer of fiber optic components in Wuhan City, The Peoples Republic of China; a 49% interest in Video 44, a joint venture which owns TV station WSNS, which broadcasts Spanish language programming in the Chicago metropolitan area; a 45% interest in O/E/N India Ltd., a manufacturer of relays and switches in Cochin, Kerala, India; and, a 50% interest in McCoy (Cayman) Ltd. and McCoy International that, along with their subsidiaries, synthesize quartz crystals in Venezuela and market them to customers worldwide. Investments in these affiliated companies are recorded at cost plus equity in undistributed earnings. The cumulative amount of these undistributed earnings included in consolidated accumulated deficit at December 31, 1995 and 1994 was approximately $10,479,000 and $9,756,000, respectively. Dividends received from these affiliated companies were $860,000, $840,000 and $317,000 for 1995, 1994, and 1993, respectively.

TRANSLATION OF FOREIGN CURRENCIES

   The financial statements of foreign subsidiaries are translated into U.
S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Under this statement, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments, if any, are made directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in net income when realized.

REVENUE RECOGNITION

   Revenues from product sales are recognized at the time products are shipped.

INVENTORIES

   Inventories are valued at the lower of cost (first-in, first-out basis) or market. Inventory costs, which include material, labor and factory manufacturing overhead expenses, are as follows (dollars in thousands):



                                            DECEMBER 31,
                                          ---------------
                                           1995     1994
                                          ------   ------
Raw materials.......................     $12,308  $ 9,652
Work in process.....................      30,451   18,446
Finished goods......................       9,569    7,540
                                         -------  -------
                                         $52,328  $35,638
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

INTANGIBLE ASSETS

   Goodwill and other intangibles, and the related amortization are as follows (dollars in thousands):


                                                OTHER
                                 GOODWILL    INTANGIBLES   TOTAL
                                 --------    -----------   -----

Balance, December 31, 1993....   $69,297     $ 1,702       $ 70,999
Additions.....................     7,397          99          7,496
Amortization..................    (2,169)       (366)        (2,535)
                                 -------     -------       --------
Balance, December 31, 1994....    74,525       1,435         75,960
Additions.....................     4,728       2,014          6,742
Amortization..................    (2,415)       (458)        (2,873)
                                 -------     -------       --------
Balance, December 31, 1995....   $76,838     $ 2,991       $ 79,829
                                 =======     =======       ========

   Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is being amortized on the straight-line method over periods of 8 to 40 years. Other intangibles, predominantly patents, are stated at cost and amortized on the straight-line method over periods of 3 to 17 years. Goodwill and other intangibles are reassessed annually to determine whether any potential impairment exists.

CAPITALIZED DEBT COSTS

   The Company capitalizes all costs related to the issuance of debt. The resulting capitalized debt costs ($1,869,000 and $1,198,000 at December 31, 1995 and 1994, respectively) are classified as "Other assets" on the consolidated balance sheet, and are amortized to expense under the straight line method over the life of the related debt issue. During 1995, 1994 and 1993, the Company amortized $567,000, $1,034,000 and $1,318,000, respectively, of capitalized debt costs. As a result of terminating its previous debt facilities on August 30, 1995, the Company wrote off capitalized debt costs of $785,000. These costs are included in the extraordinary charge for early extinguishment of debt.

INCOME TAXES

   The provision for income taxes includes federal, foreign and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets are recognized, utilizing current tax rates, for deductible temporary differences and operating loss and credit carryforwards that are more likely than not to be realized. Deferred tax benefit or expense represents the change in the deferred tax asset or liability balances.

RESEARCH AND DEVELOPMENT

   Research and development costs, which are expensed as incurred, were $5,857,000, $3,962,000 and $3,345,000 in 1995, 1994 and 1993, respectively.
These costs are included in selling, general and administrative expenses in the consolidated statement of operations.

EARNINGS PER COMMON SHARE

   Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding as follows:
18,423,014 in 1995; 18,384,342 in 1994, and; 18,100,104 in 1993.  Included
in these weighted average shares figures are common stock equivalents of 902,786 in 1995; 1,102,624 in 1994, and; 1,494,944 in 1993.

CASH EQUIVALENTS

   The Company's cash equivalents represent funds invested in a variety of liquid short-term instruments with original maturities of less than three months. The carrying amount of these instruments approximates fair value.

INVESTMENTS

   During 1994, the Company adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). In accordance with FAS 115, the Company's short-term investments, which include debt securities, are classified as held to maturity. Equity securities held by the Company are classified as held for sale. The recorded value of these investments approximates fair value.

CONSOLIDATED STATEMENT OF CASH FLOWS

   Supplementary information for the consolidated statement of cash flows is as follows (dollars in thousands):

   Cash paid during the year for:


                                        1995             1994            1993
                                       ------           ------          ------
Interest........................      $  4,841          $ 5,050         $ 6,280
Income taxes....................      $  3,414          $ 1,857         $ 4,890

   Details of businesses acquired were as follows:


                                        1995             1994            1993
                                       ------           ------          ------
Assets acquired.................      $ 45,948          $18,269         $ 1,594
Purchased in-process
  research and development......        80,872               --              --
Liabilities assumed.............       (18,582)          (3,313)             --
Debt assumed....................            --           (5,706)             --
                                      --------          -------         -------
Cash paid.......................       108,238            9,250           1,594
Cash acquired...................        (8,219)            (941)             --
                                      --------          -------         -------
Net cash paid...................      $100,019          $ 8,309         $ 1,594
                                      ========          =======         =======

RECLASSIFICATIONS

   Certain items in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.


(3) ACQUISITIONS:

LASERTRON

   On September 6, 1995, the Company acquired all of the common stock of Lasertron, Inc. ("Lasertron"), a Bedford, Massachusetts manufacturer of fiber optic components for the telecommunications and CATV industries for approximately $108,238,000 cash, including transaction expenses. Lasertron had cash of $8,219,000 at the time of the acquisition. In addition, the Company assumed all of the outstanding and unexercised stock options under Lasertron's existing stock option plans (see Note 7). Upon exercise of such options, option holders shall receive shares of the Company's common stock, adjusted to take into account the relative share prices of the Company and Lasertron at the acquisition date. The Company has recorded a liability of approximately $6,150,000 related to this obligation.

   The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated financial statements. The excess purchase price over fair value of the net tangible assets acquired was $86,705,000 of which $80,872,000 was allocated to purchased in-process research and development and $5,833,000 was allocated to goodwill and other intangible assets. The purchased in-process research and development was charged to operations upon acquisition, and the goodwill and other intangible assets are being amortized over 3 to 10 years.

   The purchase price was financed with (i) the proceeds from a $60,000,000 term loan and $20,000,000 of a $40,000,000 revolving credit facility and
(ii) cash of $28,238,000 held by the Company.

   The following unaudited pro forma summary combines the consolidated results of operations of the Company and Lasertron as if the acquisition had occurred at the beginning of 1995 and 1994, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on the acquisition debt, and related income tax effects. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Lasertron had constituted a single entity during such periods.

   (Dollars in thousands, except per share amounts)

                                                         YEAR ENDED
                                                         DECEMBER 31,
                                                         (Unaudited)
                                                      -----------------
                                                      1995         1994
                                                      ----         ----
Net sales.........................................    $299,106     $278,751
Loss from operations before extraordinary charge..    $ 54,267)    $(40,487)
Net loss..........................................    $(55,877)    $(42,097)
Loss from operations before extraordinary charge
   per common share...............................    $  (2.94)    $  (2.18)
Net loss per common share.........................    $  (3.03)    $  (2.27)

CABEL-CON

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

SPECTRUM TECHNOLOGY

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

(4) DIVESTITURES:

   In February 1996, the Company entered into a definitive agreement to sell its 45% interest in O/E/N India Ltd. Cash proceeds from the sale of the Company's interest are estimated to be approximately $1,200,000. The Company expects the impact of this transaction to be immaterial to its financial position and results of operations.

   In November 1995, the Company announced that it entered into a definitive agreement with Telemundo of Chicago, Inc. to sell the Company's 49% interest in Video 44, a joint venture which owns WSNS-TV (Channel 44), an Hispanic television station located in Chicago. Anticipated cash proceeds from the sale of the Company's equity interest are estimated at $29,000,000 and will be used to reduce debt. The Company expects to report a gain related to this transaction, which has closed in the first quarter of 1996.

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

(5) INDEBTEDNESS:

   Long-term debt at December 31 is summarized as follows (dollars in thousands):


                                                     1995          1994
                                                    ------        ------
Corporate Borrowings:
   Term Loan A...............................       $ 57,500      $     --
   Revolving Credit Facility.................         23,000            --
   Other.....................................            168           459
Gilbert Engineering borrowings:
   New Credit Facility:
       Term Loan.............................         20,900            --
      Revolving Credit Facility..............          2,000            --
   Old Credit Facility:
      Term Loan A............................             --        35,452
      Revolving Credit Facility..............             --         2,278
   Cabel-Con Mortgages.......................          2,693         2,702
Connector Holding Company Senior
  Subordinated Notes.........................             --         6,630
                                                    --------       -------
                                                     106,261        47,521
Less -
   Current maturities........................        (14,691)      (13,118)
                                                    --------       -------
                                                    $ 91,570      $ 34,403
                                                    ========      ========

   On August 30, 1995, the Company entered into a Credit Agreement (the "Oak Credit Agreement") and the Company's Connector Holding Company ("Connector") and Gilbert subsidiaries, entered into a Credit Agreement (the "Gilbert Credit Agreement"; together with the Oak Credit Agreement, the "Credit Facilities") with various lenders.

   The Oak Credit Agreement provides for a $40,000,000 revolving credit facility, a $60,000,000 Tranche A term loan and a $60,000,000 Tranche B term loan. The Tranche A term loan and $20,000,000 of the revolving credit facility were advanced to the Company on September 6, 1995 in connection with the Company's purchase of the capital stock of Lasertron. The Tranche B term loan is available only to fund the Company's purchase of the shares of the capital stock of Connector not presently owned by the Company. The Company's previously existing $30,000,000 revolving credit facility was terminated on August 30, 1995.

   The Gilbert Credit Agreement provides for an $18,000,000 revolving credit facility and a $22,000,000 term loan. The proceeds from the term loan and $6,610,000 of the revolving credit facility were used to refinance existing indebtedness of Gilbert and Connector.

   Borrowings under the Credit Facilities bear interest, at the option of the Company or Gilbert, either (i) at the prime rate (or, if higher, at 1/2% above the federal funds rate) or (ii) at a spread over the reserve-adjusted 1,2,3 or 6 month LIBOR. The spread is initially 1% and is subject to reduction when certain financial tests are met. As of December 31, 1995, interest rates on outstanding borrowings under the Credit Facilities ranged from 6.875% to 8.5%. Commitment fees of 3/8% are payable on unused borrowings under these agreements. Borrowings under the Credit Facilities are secured by pledges of certain securities of certain of the Company's subsidiaries. In addition, certain of the Company's subsidiaries have guaranteed the obligations under the Credit Facilities. The Company and Gilbert are required to meet certain financial covenants and are prohibited from paying dividends. All loans advanced pursuant to the Credit Facilities mature through September 30, 2000. The $60,000,000 Tranche A term loan under the Oak Credit Agreement and the $22,000,000 term loan under the Gilbert Credit Agreement are repayable at the end of each calendar quarter from December 31, 1995 through September 30, 2000.

   In connection with the Cabel-Con acquisition, the Company assumed mortgages payable through 2009 which bear interest at rates of 7.8% and 8.2%. These mortgages are secured by the related land, building, machinery and equipment.

   Scheduled maturities of long-term debt at December 31, 1995 are as follows (dollars in thousands):


                                          DECEMBER 31
                                          -----------
1996...............................         $14,691
1997...............................          14,717
1998...............................          17,264
1999...............................          22,272
2000...............................          36,202
Thereafter.........................           1,115


(6) CAPITAL STOCK:

SHAREHOLDERS' RIGHTS PLAN

   On December 7, 1995 the Company's Board of Directors adopted a shareholder rights plan. The Board declared a distribution of one right for each share of common stock outstanding on December 18, 1995. Stock issued after that date will be issued with an attached right. Each right will entitle the holder, upon the occurrence of certain events, to purchase 1/100th of a share of junior preferred stock at an initial exercise price of $125. The Board may, at any time, redeem the rights until their expiration on December 7, 2005, and may amend the rights under certain circumstances until they become exercisable.

STOCK PURCHASE LOANS

   In connection with the secondary offering in December 1993, the Company lent $1,305,000 to its corporate officers and certain key divisional managers for the purchase of 90,000 shares of the Company's stock from the selling shareholders. The principal amount of such loans is repayable in full in February 1997, with interest on such loans accruing at prime plus 0.5% per annum, payable annually in February of each year beginning in 1995 until maturity. These loans, which are included in stockholders' equity, are secured by the common stock purchased and certain other amounts owed to such individuals by the Company. In 1995 and 1994, respectively, principal of $497,000 and $261,000 and interest of $60,000 and $27,000 was paid to the Company by the borrowers. The principal balance of these loans at December 31, 1995 is $547,000.

REVERSE STOCK SPLIT

   Effective May 13, 1993, the Company's stockholders approved a one-for-five reverse stock split of the Company's common stock (the "Reverse Split"). All share amounts and earnings per share amounts have been restated to reflect the Reverse Split.

EXCHANGEABLE SHARES

   In connection with the Company's 1992 acquisition of Gilbert, the Company issued options under the 1992 Non-Qualified Stock Option Plan pursuant to which Gilbert management may, beginning in December 1995 and at its option, exchange its shares of Gilbert for up to 94,118 shares of the Company's common stock each year to a maximum of 282,353 shares.


(7) STOCK OPTIONS AND AWARDS:

   The Company has stock option plans for directors, officers, employees and consultants and advisors, which provide for the issuance of nonqualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value) at the date of the grant. Options granted generally vest over three to four years from the date of the grant and expire after ten years. Certain options granted under the 1995 Stock Option and Restricted Stock plan will become exercisable prior to the tenth anniversary of their grant date only if the Company's common stock closes at or above $40 per share for ten consecutive trading days within the three year period following the grant date.

   In connection with the acquisition of Lasertron, the Company assumed all of the outstanding stock options under Lasertron's 1982 Incentive Stock Option Plan and 1992 Stock Option Plan (together, the "Plans"). The exercise price and shares issuable under these plans were adjusted to approximate the cash paid by the Company for each share of Lasertron common stock at the acquisition date. No further grants will be made under these Plans.

STOCK OPTION SUMMARY


                                               Shares       Option Price
                                               --------     --------------
Outstanding at December 31, 1992...........     1,540,100    $ 3.15  to  $ 11.25
   Granted.................................       200,665    $16.50  to  $ 17.50
   Expired or cancelled....................       (88,835)   $ 4.06  to  $ 11.25
   Exercised...............................      (137,751)   $ 3.15  to  $ 11.25
                                                ---------
Outstanding at December 31, 1993...........     1,514,179    $ 4.06  to  $ 17.50
   Granted.................................       313,500    $18.38  to  $ 26.63
   Expired or cancelled....................       (32,269)   $ 4.06  to  $ 17.50
   Exercised...............................      (217,667)   $ 4.06  to  $ 17.50
                                                ---------
Outstanding at December 31, 1994...........     1,577,743    $ 4.06  to  $ 26.63
   Granted.................................     1,812,003    $ 4.02  to  $ 29.38
   Expired or cancelled....................        (8,190)   $ 4.06  to  $ 26.63
   Exercised...............................      (188,590)   $ 4.02  to  $ 16.50
                                                ---------
Outstanding at December 31, 1995...........     3,192,966    $ 4.02  to  $ 29.38
                                                =========
Exercisable at December 31, 1995...........     1,333,555
                                                =========
Available for grant at December 31, 1995...       753,744
                                                =========

   There were 4,229,063 shares of common stock reserved for issuance in connection with the Company's stock option and award plans at December 31, 1995. Options issued under all option plans, if not exercised, expire ten years or ten years and one day from the date of grant.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"). The Company has elected to adopt FAS 123 in 1996 through disclosure only.


(8) POSTRETIREMENT BENEFITS:

   The Company has a number of noncontributory pension plans covering substantially all of its employees. Benefits under the plans are generally based on years of service and employees' compensation during the last years of employment or a specified dollar benefit. It is the Company's policy to fund at least the minimum amount required by ERISA for each plan.

   Net periodic pension cost for all defined benefit plans was comprised of the following (dollars in thousands):


                                                       1995        1994        1993
                                                      ------      ------      ------
Service costs - benefits earned during the period...  $   428     $   535     $  666
Interest cost on projected benefit obligation.......    2,507       2,521      2,376
Actual return on assets.............................   (6,107)        607     (2,700)
Net amortization and deferral.......................    3,470      (2,352)       506
                                                      -------     -------     ------
Net periodic pension cost...........................  $   298     $ 1,311     $  848
                                                      =======     =======     ======

   The following table sets forth the funded status of all defined benefit plans at December 31, 1995 and 1994 (dollars in thousands):


                                                        1995                            1994
                                            ------------------------------  ------------------------------
                                            Assets Exceed    Accumulated    Assets Exceed    Accumulated
                                             Accumulated   Benefits Exceed   Accumulated   Benefits Exceed
                                              Benefits         Assets          Benefits         Assets
                                            ------------------------------  ------------------------------
Actuarial present value of benefit
   obligations:
      Vested.........................         $ 789          $ 30,970          $ 686          $ 27,264
      Nonvested......................            10               378              8               431
                                              -----          --------          -----          --------
      Accumulated benefit obligation.         $ 799          $ 31,348          $ 694          $ 27,695
                                              =====          ========          =====          ========

Fair value of assets.................         $ 999          $ 27,557          $ 799          $ 21,850
Less: Projected benefit obligation...           986            31,348            947            30,562
                                              -----          --------          -----          --------
Funded (underfunded) plans...........            13            (3,791)          (148)           (8,712)
Unrecognized transition liability....             9                --              9               107
Unrecognized prior service costs.....            --               155              1               457
Unrecognized net loss................            63                61            225             3,204
Additional liability.................            --              (216)            --              (565)
                                              -----          --------          -----          ---------
Prepaid (accrued) pension cost.......         $  85          $ (3,791)         $  87          $ (5,509)
                                              =====          ========          =====          ========

   In 1995, 1994 and 1993, the Company incurred curtailments in several plans as a result of reduced employment levels and plan amendments. The impact of these curtailments was a gain of $691,000 in 1995, a loss of $154,000 in 1994 and a gain of $359,000 in 1993.

   The projected benefit obligation was determined using an assumed discount rate of 7.5% for 1995, 8.5% for 1994 and 7.5% for 1993 and an assumed rate of compensation increase of 4.5% for 1995, and 5.0% for 1994 and 1993. The expected long-term rate of return on plan assets was 9.0% for all three years.

   The assets of the plans at December 31, 1995 and 1994 consist principally of common stocks, bonds, cash equivalents and real estate.

   The Company has defined contribution plans covering substantially all full-time employees who meet certain eligibility requirements. Contributions by the Company and the employees are determined according to salary-based formulas. The expense recognized by the Company related to these plans was $1,551,000, $1,636,000 and $861,000 in 1995, 1994 and 1993,
respectively.

   In 1993, the Company established a non-qualified supplemental retirement plan for certain employees. Under the plan, participants may elect to contribute up to 15% of their annual compensation. The Company is required to make matching contributions of up to 50% of the participants' contributions. Upon termination, each participant will receive in cash the fair value of their account. Contributions by the employees earn a stated rate of interest. Company matching contributions are valued based on the current fair value of the Company's stock. The Company recorded expense of $642,000, $288,000 and $154,000 in 1995, 1994 and 1993, respectively related to this plan.

   In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" ("FAS 106"). This statement changes the past practice of accounting for the cost of postretirement benefits from a pay-as-you-go (cash) basis to an accrual basis. Under this statement, the expected cost of providing those benefits to an employee, the employee's beneficiaries, and covered dependents will be recognized in the years that the employee renders the necessary service. The accumulated postretirement benefit obligation related to those employees for which the Company is obligated to pay for continuing medical and/or dental coverage as of January 1, 1993 was $1,096,000. In determining the present value of the accumulated postretirement benefit obligation, none of which has been funded, the Company used a 15% health care cost trend rate for 1993, decreasing 1% per year until 1998, then decreasing 1/2% per year until leveling off at 5%. A 1% increase in the trend rate would increase the accumulated postretirement obligation by approximately 12%. The weighted average discount rate used was 7.5%. The Company has elected to amortize this transition obligation over 20 years in accordance with the provisions of FAS 106. The effect of the adoption of this statement has not been material to the Company's financial position or results of operations.

(9) INCOME TAXES:

   Pretax income (loss) from operations for the years ended December 31 consists of the following sources (dollars in thousands):


                                                   1995          1994          1993
                                                  ------        ------        ------
Domestic.................................        $(30,249)    $ 41,320      $ 25,284
Foreign..................................           2,396        2,071           983
                                                 --------     --------      --------
                                                 $(27,853)    $ 43,391      $ 26,267
                                                 ========     ========      ========

   The income tax benefit (provision) for the years ended December 31 consists of the following (dollars in thousands):

                                                   1995          1994          1993
                                                  ------        ------        ------
Current -
   Federal (a)............................       $ (1,500)    $ (1,000)     $  3,782
   Foreign................................         (1,089)      (1,037)         (255)
   State and local (b)....................         (2,922)      (1,218)       (2,156)
                                                 --------     --------      --------
                                                   (5,511)      (3,255)        1,371

Deferred -
   Provision for federal and state
     taxes payable in future..............         (6,292)          --            --
   Benefit from change in deferred
       tax asset valuation
     allowance............................             --       14,000         6,000
   Benefit from federal rate
     increase.............................             --           --           465
                                                 --------     --------      --------
   Total tax benefit (provision)..........       $(11,803)    $ 10,745      $  7,836
                                                 ========     ========      ========

(a) The income tax benefit in 1993 includes the receipt of $3,878,000 resulting from the settlement of an Internal Revenue Service tax dispute relating to periods prior to the generation of the existing net operating loss carryforwards.

(b) The state and local income tax in 1994 includes a benefit of $900,000 as a result of a new state income tax law enacted in 1994.

   Deferred income tax assets (liabilities) at December 31 are comprised of the following (dollars in thousands):

                                               1995        1994
                                              ------      ------
Net operating loss carryforwards.......       $ 32,000    $ 45,500
Other..................................         15,400      16,800
                                              --------    --------
Gross deferred tax assets..............         47,400      62,300
Gross deferred tax liabilities.........        (10,800)     (8,000)
Deferred tax asset valuation allowance.             --     (11,600)
                                              --------    --------
Net deferred tax asset.................       $ 36,600    $ 42,700
                                              ========    ========

   During 1994 and 1993, the net deferred income tax asset increased by $14,000,000 and $6,465,000, respectively, reflecting the increase in the expected future benefit from the utilization of the Company's net operating loss carryforwards due to management's improved expectations of future income and an increase in the federal income tax rate. During 1995, management determined that the full amount of the asset could be recorded thereby eliminating the need for a valuation allowance. The decrease in the asset during 1995 results primarily from the utilization of the Company's net operating loss carryforwards.

   The income tax benefit (provision) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) from continuing operations before income taxes and minority interest as a result of the following differences (dollars in thousands):

                                                          1995               1994                1993
                                                    -----------------    ----------------    ----------------
                                                    Amount    Percent    Amount   Percent    Amount   Percent
                                                    ------    -------    ------   -------    ------   -------
Computed statutory tax (provision) benefit......   $  9,749      35.0    $(15,187)  (35.0)   $(9,194)   (35.0)
Increase (decrease) in tax (provision) benefit
   resulting from -
   Operating loss carryforward which resulted
      in current tax benefit....................      9,947      35.7      14,462     33.3     8,849     33.7
   Change in deferred tax asset valuation
      allowance.................................         --        --      14,000     32.3     6,000     22.8
   State income taxes (net of federal benefit)..     (1,900)     (6.8)     (1,218)    (2.8)   (2,156)    (8.2)
   Alternative minimum tax......................       (500)     (1.8)     (1,000)    (2.3)      (96)     (.4)
   Goodwill amortization........................       (800)     (2.9)       (700)    (1.6)     (700)    (2.7)
   Purchased in-process research and
      development...............................    (28,305)   (101.6)         --       --        --       --
   Foreign sales corporation....................        900       3.2          --       --        --       --
   Resolution of tax issues.....................         --        --          --       --     3,878     14.8
   Other........................................       (894)     (3.2)        388       .9     1,255      4.8
                                                   --------    ------    --------   ------   -------    -----
Income tax (provision) benefit..................   $(11,803)    (42.4)   $ 10,745     24.8   $ 7,836     29.8
                                                   ========    ======    ========   ======   =======    =====

   At December 31, 1995, the Company has net operating loss carryforwards of approximately $78,000,000 for tax reporting purposes, which will, if unused, expire from 2000 to 2006. The Company has an alternative minimum tax credit carryforward of approximately $2,330,000 as of December 31, 1995, which may be carried forward indefinitely. The Company has investment tax credit carryforwards of approximately $3,298,000 at December 31, 1995 which, if unused, will expire from 1996 to 2001. The Company also has a research and development tax credit carryforward of approximately $809,000 at December 31, 1995 which will, if unused, expire from 1998 to 2000. Realization of the loss and credit carryforwards is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Under federal tax law, certain potential changes in ownership of the Company, which may not be within the Company's control, may operate to restrict future utilization of these carryforwards.


(10) SEGMENT INFORMATION:

   The Company's industry and geographic data for continuing operations for the years ended December 31 are as follows (dollars in thousands):


                                               1995         1994         1993
                                              ------       ------       ------

INDUSTRY SEGMENTS (a)
  SALES
    Components (b).....................        $255,364     $228,470     $201,593
    Other..............................          21,216       20,534       17,969
                                               --------     --------     --------
       Consolidated sales..............        $276,580     $249,004     $219,562
                                               ========     ========     ========

  OPERATING INCOME (LOSS)
    Components (c).....................        $(19,959)    $ 49,897     $ 36,151
    Other..............................           3,073        2,361        1,888
                                               --------     --------     --------
       Segment operating income (loss).         (16,886)      52,258       38,039
    Corporate expense..................          (7,938)      (5,911)      (6,381)
                                               --------     --------     --------
       Operating income (loss).........         (24,824)      46,347       31,658
    Interest income (expense), net.....          (4,612)      (5,260)      (7,064)
    Equity income......................           1,583        2,304        1,673
                                               --------     --------     --------
       Income (loss) before taxes,
         minority interest and
         extraordinary item............        $(27,853)    $ 43,391     $ 26,267
                                               ========     ========     ========

  IDENTIFIABLE ASSETS
    Components.........................        $278,486     $220,771     $192,019
    Other..............................          11,001       11,201       13,104
                                               --------     --------     --------
                                                289,487      231,972      205,123
    Corporate assets...................          23,241       49,669       32,604
                                               --------     --------     --------
       Consolidated assets.............        $312,728     $281,641     $237,727
                                               ========     ========     ========

  DEPRECIATION AND AMORTIZATION
    Components.........................        $ 10,950     $  9,962     $  9,770
    Other..............................             351          419          309
                                               --------     --------     --------
                                                 11,301       10,381       10,079
    Corporate..........................             364          237          249
                                               --------     --------     --------
       Consolidated depreciation and
         amortization..................        $ 11,665     $ 10,618     $ 10,328
                                               ========     ========     ========

  CAPITAL EXPENDITURES
    Components.........................        $ 16,232     $  6,678     $  6,905
    Other..............................             412           93           83
                                               --------     --------     --------
                                                 16,644        6,771        6,988
    Corporate..........................             710           36           30
                                               --------     --------     --------
       Consolidated capital
         expenditures..................        $ 17,354     $  6,807     $  7,018
                                               ========     ========     ========

GEOGRAPHIC AREAS
  SALES(d)
    United States:
       Unaffiliated....................        $251,913     $227,833     $207,410
       To foreign affiliates...........             430          396          274
    Foreign:
       Unaffiliated....................          24,667       21,171       12,152
       To United States affiliates.....           1,751          810          426
    Total sales between geographic
      areas............................          (2,181)      (1,206)        (700)
                                              ---------     --------     --------
       Consolidated sales..............        $276,580     $249,004     $219,562
                                               ========     ========     ========

  OPERATING INCOME (LOSS)
    United States......................        $(21,562)    $ 48,868     $ 36,822
    Foreign............................           4,676        3,390        1,217
                                               --------     --------     --------
       Segment operating income (loss).        $(16,886)    $ 52,258     $ 38,039
                                               ========     ========     ========

  IDENTIFIABLE ASSETS
    United States......................        $250,889     $203,382     $192,153
    Foreign............................          38,598       28,590       12,970
                                               --------     --------     --------
       Identifiable assets.............        $289,487     $231,972     $205,123
                                               ========     ========     ========

(a) Oak Industries conducts its business through two business segments - Components and Other. The Components Segment develops, manufactures and sells active and passive components for telecommunications networks including cable connectors, fiber optic lasers and frequency control devices. This group also develops, manufactures and sells a broad line of control and sensing devices both electronic and mechanical for use in consumer appliances, testing equipment and industrial applications. The Other Segment is comprised of a business unit which designs, manufactures and sells railway maintenance-of-way equipment.

(b) Sales to one customer in the Components Segment amounted to $28,090,000 and $23,241,000 in 1994 and 1993, respectively.

(c) The Components Segment's 1995 operating loss includes a $80,872,000 charge related to purchased in-process research and development in connection with the Lasertron acquisition.

      The Components Segment's 1994 operating income includes a $2,000,000 restructuring charge to cover writedowns of vacated facilities.

      The Components Segment's 1993 operating income includes a $2,900,000 restructuring charge to cover the costs associated with reorganizing its Mexican manufacturing operations, consolidating certain U.S. operations, and certain other overhead reductions.

(d)   Export sales were $66,365,000, $50,276,000 and $36,440,000 for 1995,
1994, and 1993, respectively. These sales were principally to customers in Canada, Mexico, South America, Asia and Europe.


(11) ACCRUED LIABILITIES:

   Accrued liabilities at December 31 are summarized as follows
(dollars in thousands):


                                                                    1995             1994
                                                                   ------           ------
Wages, bonuses, commissions, vacation, and other compensation...   $  7,072         $  6,167
Income taxes....................................................      5,306            4,127
Insurance.......................................................      3,725            3,485
Contribution to employees' retirement income plans..............      1,628            2,404
Other...........................................................      5,430            5,640
                                                                   --------         --------
                                                                   $ 23,161         $ 21,823
                                                                   ========         ========


(12) COMMITMENTS AND CONTINGENCIES:

GILBERT MINORITY INTEREST

   On December 23, 1992, the Company and Bain Capital ("Bain"), through a mutually owned company, Connector Holding Company ("Connector"), acquired 85% of the outstanding stock of Gilbert Engineering Co., Inc. ("Gilbert"), a Glendale, Arizona and Amboise, France manufacturer and supplier of specialty connectors to the cable television, high-end specialty microwave markets. The Company owns 80% of Connector, with Bain owning the other 20%. Bain may at any time after December 22, 1995 require Oak to buy and Oak may at any time after December 22, 1996 require Bain to sell its outstanding shares in Connector at a price determined according to the terms of the stockholders agreement entered into by Oak and Bain at the time of the acquisition (the "Stockholders Agreement"). The price is the higher of fair market value as determined by an independent appraisal and a price based upon certain formulas applied to the earnings of Gilbert in certain periods. The Stockholders Agreement limits the ability of Connector or Gilbert to take certain fundamental actions without the prior consent of the Company and Bain. The agreement prohibits the sale by either the Company or Bain of its equity interest in Connector. The Company's shares of Connector have been pledged to Bain to secure the financial obligations of the Company under the Stockholders Agreement. Management of Gilbert retained ownership of the remaining 15% of Gilbert. Gilbert management may, beginning in December 1995 and at its option, exchange its shares of Gilbert for up to 94,118 shares of the Company's common stock (see Note 6 - Exchangeable Shares) each year up to a maximum of 282,353 shares. The Company has the right of first refusal should Gilbert management wish to sell their shares in Gilbert. Beginning in December 1998, Gilbert management may require Oak to buy their outstanding shares in Gilbert. If the parties do not agree on price, Gilbert management may force the sale of Gilbert to a third party.

OTHER

   Rent expense for facilities and office equipment was $4,162,000, $3,601,000 and $3,249,000 in 1995, 1994, and 1993, respectively. At
December 31, 1995, the Company was committed under non-cancellable operating leases for minimum annual rentals for the next five years as follows: 1996 - $4,056,000; 1997 - $3,784,000; 1998 - $2,807,000; 1999 -
$2,461,000;  2000 - $2,282,000; thereafter - $11,627,000.

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


(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

   The following is a summary of the unaudited quarterly results of operations for 1995 and 1994 (dollars in thousands, except per share data):

                                                               Quarter Ended
                                            -------------------------------------------------
                                             March 31     June 30   September 30  December 31     Full Year
                                            ----------  ----------  ------------  -----------     ---------
1995
   Net sales..............................  $71,600     $66,932     $ 65,042      $ 73,006        $276,580
   Gross profit...........................  $28,515     $26,971     $ 25,537      $ 27,861        $108,884
   Income (loss) from continuing
     operations...........................  $10,815     $10,723     $(76,235)     $  4,183        $(50,514)
   Net income (loss)......................  $10,815     $10,723     $(77,845)     $  4,183        $(52,124)
   Earnings (loss)  per common share:
      Continuing operations...............  $   .58     $   .58     $  (4.08)     $    .23        $  (2.74)
      Net income (loss)...................  $   .58     $   .58     $  (4.17)     $    .23        $  (2.83)


1994
   Net sales.............................   $61,785     $65,681     $ 58,400      $ 63,138        $249,004
   Gross profit..........................   $22,565     $25,009     $ 21,803      $ 23,989        $ 93,366
   Income from continuing operations.....   $ 7,392     $10,286     $  7,366      $ 17,402        $ 42,446
   Net income............................   $ 7,392     $10,286     $  7,366      $ 17,402        $ 42,446
   Earnings per common share:
      Continuing operations..............   $   .40     $   .56     $    .40      $    .94        $   2.31
      Net income.........................   $   .40     $   .56     $    .40      $    .94        $   2.31


CONTINUING OPERATIONS

Fourth Quarter - 1995

   The Company recorded a charge of $1,500,000 related to the expensing of the purchase accounting write-up of Lasertron inventory. The Company also recorded an income tax benefit of $585,000 related to this charge.

Third  Quarter - 1995

   The Company recorded a charge of $80,872,000 related to purchased in-process research and development in connection with the Lasertron acquisition.

   The Company recorded a charge of $500,000 related to the expensing of the purchase accounting write-up of Lasertron inventory. The Company also recorded an income tax benefit of $195,000 related to this charge.

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

EXTRAORDINARY CHARGE

Third Quarter - 1995

   The Company recorded an extraordinary charge of $1,610,000, net of taxes and minority interest, related to the early extinguishment of debt at Gilbert and Connector.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   None.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" in Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors" in the Proxy Statement, incorporated herein by reference, to be filed no later than March 30, 1996 for the Annual Meeting of Stockholders to be held on May 1, 1996.

Item 11.  EXECUTIVE COMPENSATION

   The information set forth under the caption "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement to be filed no later than March 30, 1996 for the Annual Meeting of Stockholders to be held on May 1, 1996 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement to be filed no later than March 30, 1996 for the Annual Meeting of Shareholders to be held on May 1, 1996 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Relationships and Transactions" in the Proxy Statement to be filed no later than March 30, 1996 for the Annual Meeting of Stockholders to be held on May 1, 1996 is incorporated herein by reference.

                                      PART IV

Item 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of documents filed as part of the report:

   1.   Financial Statements

        Consolidated balance sheet at December 31, 1995 and 1994
        Consolidated statement of operations for the years ended December
           31, 1995, 1994 and 1993
        Consolidated statement of stockholders' equity for the years ended
           December 31, 1995, 1994 and 1993
        Consolidated statement of cash flows for the years ended December
           31, 1995, 1994 and 1993
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

     (2)(b) Management Stockholders Agreement dated as of December 23, 1992 by and among Gilbert Engineering Acquisition Co., Inc., Connector Holding Company, Connector Acquisition Company, Oak Industries Inc., and each of Tyler Capital Fund, L.P., Tyler Massachusetts, L.P., Tyler International, L.P.-II, BCIP Associates and BCIP Trust Associates, L.P. and each of
              Robert A. Spann, the Gullekson Family Trust dated December 27, 1989, Daniel H. Franklin and Robert D. Hayward filed herewith.

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

     (3)(b)   Certificate of Designation dated December 21, 1995, filed as
              Exhibit 2 to the Company's Form 8-K dated December 27, 1995 is incorporated herein by this reference.

     (3)(c) Bylaws of Oak Industries Inc. as amended through December 7, 1995, filed herewith.

     (4)(a) $3,000,000 Junior Subordinated Note due 2000 issued by Connector Holding Company to the Company, filed as Exhibit
              (4)-2 to the Company's Form 8-K dated January 6, 1993 is incorporated herein by this reference.

     (4)(b) Rights Agreement dated as of December 7, 1995, between Oak Industries Inc. and Bank of Boston as Rights Agent, filed as
              Exhibit 1 to the Company's Form 8-K dated December 27, 1995 is incorporated herein by this reference.

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

     (10)(f) 1995 Stock Option and Restricted Stock Plan filed as Exhibit A to the Company's Proxy Statement in connection with the 1995 Annual Meeting of Stockholders is incorporated herein by this reference.

     (10)(g) Lasertron, Inc. 1982 Incentive Stock Option Plan and 1992 Stock Option Plan filed as Exhibit 10.1 and 10.2 to Form S-8 dated September 21, 1995, are incorporated herein by this reference.

     (10)(h) Credit Agreement dated as of August 30, 1995 among Oak Industries Inc., the Lenders from time to time party thereto and Chemical Bank, as Administrative Agent, Collateral Agent and Issuing Bank filed as Exhibit (10)-1 to the Company's Form 8-K dated September 14, 1995 is incorporated herein by this reference.

     (10)(i) Waiver and First Amendment dated as of January 31, 1996 to the Credit Agreement dated as of August 30, 1995 among Oak Industries Inc., the lenders from time to time party thereto and Chemical Bank, as Administrative Agent, Collateral Agent and Issuing Bank filed herewith.

     (10)(j) Credit Agreement dated as of August 30, 1995 among Gilbert Engineering Co., Inc., the Lenders from time to time party thereto and Chemical Bank, as Administrative Agent, Collateral Agent and Issuing Bank filed as Exhibit (10)-2 to the Company's Form 8-K dated September 14, 1995 is incorporated herein by this reference.

     (11) Statement regarding computation of per share earnings, filed herewith.

     (13) 1995 Annual Report to be provided no later than March 31, 1996 for the information of the Commission and not deemed "filed" as a part of the filing.

     (21)    Subsidiaries of the Company, filed herewith.

     (27) Financial Data Schedule (Submitted only to the Securities and Exchange Commission in electronic format for its information only).

(b)   Reports on Form 8-K:

   A report on Form 8-K was filed on March 6, 1996 relating to the divestiture by the Company of its 49% interest in Video 44.

   A report on Form 8-K was filed on December 27, 1995 relating to the Company's Shareholders' Rights Plan.

   A report on Form 8-K was filed on September 14, 1995 related to the acquisition by the Company of Lasertron, Inc. and the new $200 million credit facilities issued by various lenders. This Form 8-K includes certain financial statements of Lasertron, Inc. and pro forma financial information required pursuant to Article II of Regulation S-X.

                 CONSENT OF INDEPENDENT ACCOUNTANTS TO INCORPORATION
                          BY REFERENCE INTO FORM S-8 FILING

   We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File Nos. 33-14708, 2-71969, 33-32104, 2-83639,
   33-53012, and 33-58878) of Oak Industries Inc. of our report dated January 30, 1996 appearing on page 21 of this Form 10-K.

PRICE WATERHOUSE LLP



Boston, Massachusetts
March 20, 1996


SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OAK INDUSTRIES INC.

Dated:  March 21, 1996                      By  WILLIAM S. ANTLE III
                                               (William S. Antle III)
                                                     President and
                                               Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            NAME                  TITLE                          DATE
            ----                  -----                          ----
                                  <C<
WILLIAM S. ANTLE III              President and                   March 21, 1996
(William S. Antle III)            Chief Executive Officer

FRANCIS J. LUNGER                 Senior Vice President           March 21, 1996
(Francis J. Lunger)               and Chief Financial Officer

THE LORD STEVENS OF LUDGATE       Chairman of the Board           March 21, 1996
(The Lord Stevens of Ludgate)

RODERICK M. HILLS                 Vice Chairman of the Board      March 21, 1996
(Roderick M. Hills)

DANIEL W. DERBES                  Director                        March 21, 1996
(Daniel W. Derbes)

GEORGE W. LEISZ                   Director                        March 21, 1996
(George W. Leisz)

GILBERT E. MATTHEWS               Director                        March 21, 1996
(Gilbert E. Matthews)

CHRISTOPHER H.B. MILLS            Director                        March 21, 1996
(Christopher H.B. Mills)

ELLIOT L. RICHARDSON              Director                        March 21, 1996
(Elliot L. Richardson)

                            OAK INDUSTRIES INC.

                               SCHEDULE VIII

                     VALUATION AND QUALIFYING ACCOUNTS

            For the Years Ended December 31, 1995, 1994 and 1993
                          (Dollars in thousands)

ALLOWANCE FOR LOSSES IN COLLECTION

                                              1995      1994      1993
                                             ------    ------    ------
Balance, beginning of year.............      $ 1,065   $  901    $ 1,030

Provision charged to selling, general,
  and administrative expenses..........          324      426        312
Recoveries of accounts previously
  written off..........................           20       10          7
Less write-off of uncollectible
  accounts.............................         (161)    (314)      (448)
Acquisition of businesses..............          330       42         --
                                             -------   ------    -------
Balance, end of year...................      $ 1,578   $1,065    $   901
                                             =======   ======    =======