Form 10-Q
period 1996-03-31
OAK INDUSTRIES INC
filed 1996-04-30
CIK 73568

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

                        For Quarter Ended March 31, 1996

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

As of March 31, 1996, the Company had outstanding 17,825,988 shares of Common Stock, $0.01 par value per share.

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                       March 31, 1996              December 31, 1995
                                                        (Unaudited)
                                                    ---------------------        ---------------------
ASSETS
Current Assets:
  Cash and cash equivalents.......................               $  14,285                     $ 16,942
   Receivables, less reserve......................                  52,366                       40,631
   Inventories:
      Raw materials...............................   $  12,399                   $  12,308
      Work in process.............................      28,053                      30,451
      Finished goods..............................      12,661      53,113           9,569       52,328
                                                     ---------                   ---------
   Deferred income taxes..........................                  21,150                       19,900
   Other current assets...........................                   4,215                        3,815
                                                                 ---------                     --------
         Total current assets.....................                 145,129                      133,616

Plant and Equipment, at cost......................     130,219                     124,810
Less - Accumulated depreciation...................     (73,356)     56,863         (71,242)      53,568
                                                     ---------                   ---------
Deferred Income Taxes.............................                   7,350                       17,242
Goodwill and Other Intangible Assets, less
   accumulated amortization of
   $10,111 and $10,945............................                  78,698                       79,829
Investments in Affiliates.........................                   9,075                       20,940
Other Assets......................................                   7,337                        7,533
                                                                 ---------                     ---------
         Total Assets.............................               $ 304,452                     $ 312,728
                                                                 =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt...............              $   9,034                     $  14,691
   Accounts payable................................                 16,019                        15,822
   Accrued liabilities.............................                 26,268                        23,161
                                                                 ---------                     ---------
         Total current liabilities.................                 51,321                        53,674

Other Liabilities..................................                 10,122                        11,628

Long-term Debt.....................................                 63,486                        91,570

Minority Interest..................................                 38,793                        36,643

Stockholders' Equity:
   Common stock...............................             178                         177
   Additional paid-in capital.................         285,128                     282,179
   Accumulated deficit........................        (143,107)                   (161,528)
   Other......................................          (1,469)    140,730          (1,615)      119,213
                                                     ---------   ---------       ---------     ---------
         Total Liabilities and
            Stockholders' Equity..............                   $ 304,452                     $ 312,728
                                                                 =========                     =========

      See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                        1996          1995
                                                      --------      --------

Net sales........................................     $ 84,627      $ 71,600
Cost of sales....................................      (51,166)      (43,085)
                                                      --------      --------
Gross profit.....................................       33,461        28,515
Selling, general and administrative expenses.....      (18,170)      (12,850)
                                                      --------      --------
Operating income.................................       15,291        15,665

Interest expense.................................       (1,829)       (1,510)
Interest income..................................          142           461
Gain on sale of equity investment................       20,550             -
Equity in net income (loss) of affiliated
       companies.................................         (975)          498
                                                      --------      --------
Income from operations before income taxes
       and minority interest.....................       33,179        15,114
Income taxes.....................................      (12,608)       (1,473)

Minority interest in net income of subsidiaries..       (2,150)       (2,826)
                                                      --------      --------

Net income......................................      $ 18,421      $ 10,815
                                                      ========      ========

Income per common share.........................      $   1.00      $    .58
                                                      ========      ========
Weighted average shares ........................        18,409        18,512
                                                      ========      ========


      See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                ----------------------
                                                                  1996          1995
                                                                --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Net income...........................................        $ 18,421      $ 10,815
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation and amortization..................           3,178         2,939
         Change in minority interest....................           2,150         2,826
         Gain on sale of equity investment..............         (20,550)            -
         Change in assets and liabilities...............            (623)      (10,017)
         Other..........................................           1,552          (485)
                                                                --------      --------
Net cash provided by operations.........................           4,128         6,078
                                                                --------      --------

Investing Activities:
   Capital expenditures.................................          (5,697)       (2,756)
   Proceeds from the sale of equity investment..........          29,400             -
   Other................................................             160           (22)
                                                                --------      --------
Net cash provided by (used in) investing activities.....          23,863        (2,778)
                                                                --------      --------

Financing Activities:
   Repayment of borrowings..............................         (33,741)       (6,693)
   Other................................................           3,005           226
                                                                --------      --------

Net cash used in financing activities...................         (30,736)       (6,467)
                                                                --------      --------

Effect of exchange rates................................              88           656
                                                                --------      --------

Cash and Cash Equivalents:
   Net change during the period.........................          (2,657)       (2,511)
   Balance, beginning of period.........................          16,942        37,648
                                                                --------      --------
   Balance, end of period...............................        $ 14,285      $ 35,137
                                                                ========      ========


    See accompanying notes to condensed consolidated financial statements.

                             OAK INDUSTRIES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Oak Industries Inc. and subsidiaries as of March 31, 1996 and December 31, 1995, and the results of their operations and cash flows for the three month periods ending March 31, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Interest paid on debt for the three months ending March 31, 1996 and 1995 was $2,026,000 and $1,343,000, respectively. Income taxes paid during the three months ended March 31, 1996 and 1995 were $595,000 and $330,000, respectively.

3. During the first quarter of 1996, the Company sold its 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, and received net proceeds of $29,400,000. The Company recorded a pre-tax gain of $20,550,000 from the sale. Proceeds of $29,000,000 were used to reduce debt.

4. During the first quarter of 1996, the Company recorded a pre-tax charge of $1,900,000 associated with the write down of certain assets and a reserve for potential legal and environmental costs.

5. The Company previously reported that it entered into a definitive agreement to sell its 45% interest in O/E/N India Ltd. During the first quarter of 1996, the potential buyer notified the Company that it was unable to obtain financing for this transaction. As a result, the Company wrote down the book value of its investment in O/E/N India Ltd. from $1,218,000 to $468,000. This pre-tax $750,000 charge is included in the $1,900,000 discussed in Note 4 above. The Company is uncertain as to whether the sale of O/E/N India Ltd. will be consummated in 1996.

6. Certain items in the 1995 Consolidated Statement of Operations have been reclassified to conform with 1996 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter Results

   Sales for the first quarter of 1996 reached $84.6 million, an increase of 18.2% over the $71.6 million in 1995. The 1996 Components Segment sales increased 20.0% over the prior year to $78.7 million primarily due to incremental sales of Lasertron, purchased in September of 1995, and due to continued growth in Communications Components businesses. The Other Segment sales approximated those of the prior year.


                                                           Q1             Q1
                                                          1996           1995         % Change
                                                          ----           ----         --------
          Net Sales ($ millions):
              Components.......................          $ 78.7          $ 65.6        20.0%
              Other............................             5.9             6.0        (2.0)%
                                                         ------          ------
                 Total.........................          $ 84.6          $ 71.6        18.2%
                                                         ======          ======


   The Company reported net income of $18.4 million in 1996 compared to $10.8 million in 1995. Net income for the first quarter of 1996 includes a net gain of $12.7 million ($20.5 million less $7.8 million income tax expense) from the sale of the Company's 49% interest in Video 44, a joint venture owning (WSNS-TV Channel 44). The first quarter of 1996 also includes the write down of certain assets and a reserve to cover certain legal and environmental contingencies of $1.2 million ($1.9 million less $0.7 million tax benefit). Of this $1.9 million pre-tax charge, $0.2 million is included in cost of sales, $0.8 million is included in selling, general and administrative expenses and $0.9 million is included in equity in net income (loss) of affiliated companies.

   The Company's results of operations for the first quarters of 1996 and 1995 can be summarized as follows (in millions):


                                                                      Q1             Q1
                                                                     1996           1995
                                                                     ----           ----

      Pre-tax income excluding unusual items................         $ 14.5         $ 15.1
      Income taxes..........................................           (5.5)          (1.5)
      Minority interest.....................................           (2.1)          (2.8)
                                                                     ------         ------
      Net income excluding unusual items....................            6.9           10.8

      Unusual items:

          Gain on the sale of equity investment.............           20.5              -
          Asset valuation adjustments and other reserves....           (1.9)             -
          Tax impact of unusual items.......................           (7.1)             -
                                                                     ------         ------
      Net income as reported................................         $ 18.4         $ 10.8
                                                                     ======         ======


   The first quarter 1996 provision for income taxes excluding the impact of unusual items increased $4.0 million over the same quarter of 1995 principally due to an increase in the effective tax rate for financial reporting purposes. The annual effective income tax rate for financial reporting purposes increased to 38.0% in the first quarter of 1996 from 9.7% in the corresponding period of the prior year reflecting the provision of a full statutory rate beginning in the third quarter of 1995. The Company had approximately $45.0 million of unused net operating loss carryforwards for tax return purposes at March 31, 1996 and will, therefore, pay minimal federal income taxes until these carryforwards are utilized.

   Minority interest decreased $0.7 million due to lower earnings at Gilbert Engineering resulting from a higher income tax provision as Gilbert fully utilized its net operating loss carryforward for financial reporting purposes.

   Pre-tax income before minority interest and unusual items decreased $0.6 million to $14.5 million in the first quarter of 1996 from $15.1 million recorded in the first quarter of 1995. An increase in operating income of $0.6 million was offset by increased interest expense ($0.3 million), decreased interest income ($0.3 million) and decreased equity income ($0.6 million).

Communications Components

   Communications Components revenues increased 32.3% for the first three months of 1996 compared to the same three months of 1995. Excluding the impact of the Lasertron, Inc. acquisition in September 1995, net sales increased 12.5% over the 1995 period. Communications Components includes the sales of Gilbert Engineering, a manufacturer of CATV cable connectors, Lasertron, Inc., a manufacturer of fiber optic components, and Oak Frequency Control Group, a manufacturer of quartz-based crystals and oscillators. The Company's sales growth in 1996, excluding the impact of Lasertron, is attributable to increased construction of cable television networks in international markets, upgrades of domestic cable systems, and expanding applications for products in cellular, paging and personal communications systems.

Controls Components

   The sales of Controls Components in the first quarter of 1996 approximated those of the first quarter of 1995, which was a record quarter. However, compared to the fourth quarter of 1995, sales of Controls Components increased 21%, due primarily to improved appliance controls sales. Controls Components consist primarily of flow and temperature control devices for gas appliances and switches and encoders for equipment used in consumer, commercial, medical and military applications.

Gross Profit

   The gross profit margin excluding unusual items was 39.8% of sales for both the first quarter of 1996 and the first quarter of 1995.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses excluding unusual items as a percentage of sales increased to 20.6% in the first quarter of 1996 from 17.9% in the first quarter of 1995. Research and development spending increased $1.8 million in the first quarter of 1996, accounting for a portion of the increase. Most of this increase was attributable to Lasertron which was acquired in September 1995.

Interest

   Interest expense increased from $1.5 million in 1995 to $1.8 million in the first quarter of 1996. The increase reflects interest associated with increased borrowings in connection with the September 1995 acquisition of Lasertron.

   Interest income decreased from $0.4 million in the first quarter of 1995 to $0.1 million in the 1996 period as average cash balances decreased. In September 1995, the Company used approximately $20.0 million of cash in conjunction with the Lasertron acquisition.

Equity Income

   During the first quarter of 1996, the Company sold its 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, and received net proceeds of $29.4 million. The Company recorded a pre-tax gain of $20,550,000 from the sale. As a result of its acquisition of Lasertron, the Company has included in equity income its proportionate share of the earnings (losses) of its 50% owned Wuhan Telecommunications Devices Company ("WTD"), located in the Peoples' Republic of China.

Liquidity and Capital Resources

   Cash flow from operations of $4.1 million in 1996 decreased $2.0 million from the $6.1 million generated in the first quarter of 1995 reflecting an increased investment in working capital to support new product introductions and higher sales volumes. The Company also accelerated its rate of capital spending to $5.7 million in the first quarter of 1996 from the $2.8 million invested in 1995. The increase in capital expenditures is attributable to automation of production processes to reduce both cost and manufacturing cycle times, expanded use of CAD/CAM capability and new prototyping equipment to reduce development cycle times, expansion of existing production capacity to meet increased volume requirements and addition of new capabilities generally related to new products.

   Debt net of cash decreased to $58.2 million at March 31, 1996 from $89.3 million at December 31, 1995 primarily as a result of repayment of borrowings of $33.7 million in the first quarter of 1996. As a result of its sale of its 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, the Company received net proceeds of $29.4 million. The proceeds were used to reduce $29.0 million of debt.

   The Company's credit agreement provides for a $40.0 million revolving credit facility, a $60.0 million term loan used in conjunction with the Lasertron, Inc. acquisition and a $60.0 million term loan restricted to the funding of the Company's purchase of a minority partner's interest in Connector Holding Company. In conjunction with the Company's credit agreement, the Company completed a financing on behalf of Gilbert Engineering for an $18.0 million revolving credit facility and a $22.0 million term loan.

   In addition to the $60.0 million term loan which is only available for purchase of the Connector minority interest, cash, cash equivalents and unused lines of credit at March 31, 1996 totaled $46.8 million of which $24.4 million was available only to Gilbert and $22.4 million was available to the Company for general corporate purposes, including acquisitions.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

   (b)   Reports on Form 8-K:

         On March 6, 1996, the Company filed a report on Form 8-K regarding the sale of its 49% interest in Video 44.

                      OAK INDUSTRIES INC.

                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OAK INDUSTRIES INC.


Date:  April 30, 1996                     /s/ Francis J. Lunger
                                              Francis J. Lunger
                                              Senior Vice President and
                                              Chief Financial Officer