Form 10-Q
period 1996-06-30
OAK INDUSTRIES INC
filed 1996-07-22
CIK 73568

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

                        For Quarter Ended June 30, 1996
                         COMMISSION FILE NO. 1-4474
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

As of June 30, 1996, the Company had outstanding 18,103,044 shares of Common Stock, $0.01 par value per share.



PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)


                                                       June 30, 1996              December 31, 1995
                                                        (Unaudited)
                                                    ---------------------        ---------------------
ASSETS
Current Assets:
  Cash and cash equivalents.......................               $  15,031                     $  16,942
   Receivables, less reserve......................                  49,721                        40,631
   Inventories:
      Raw materials...............................   $  13,151                   $   12,308
      Work in process.............................      31,053                       30,451
      Finished goods..............................      11,910      56,114            9,569       52,328
                                                     ---------                   ----------
   Deferred income taxes..........................                  17,532                        19,900
   Other current assets...........................                   4,273                         3,815
                                                                 ---------                     ---------
         Total current assets.....................                 142,671                       133,616

Plant and Equipment, at cost......................     135,807                      124,810
Less - Accumulated depreciation...................     (75,128)     60,679          (71,242)      53,568
                                                     ---------                   ----------
Deferred Income Taxes.............................                   8,348                        17,242
Goodwill and Other Intangible Assets, less
   accumulated amortization of
   $10,952 and $10,945............................                  77,403                        79,829
Investments in Affiliates.........................                   8,998                        20,940
Other Assets......................................                   7,133                         7,533
                                                                 ---------                     ---------
         Total Assets.............................               $ 305,232                     $ 312,728
                                                                 =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt..............               $   6,729                     $  14,691
   Accounts payable...............................                  18,426                        15,822
   Accrued liabilities............................                  28,924                        23,161
                                                                 ---------                     ---------
         Total current liabilities                                  54,079                        53,674

Other Liabilities.................................                   8,520                        11,628

Long-term Debt....................................                  50,018                        91,570

Minority Interest.................................                  41,468                        36,643

Stockholders' Equity:
   Common stock...................................         181                          177
   Additional paid-in capital.....................     288,234                      282,179
   Accumulated deficit............................    (135,485)                    (161,528)
   Other..........................................      (1,783)    151,147           (1,615)     119,213
                                                     ---------   ---------       ----------    ---------
         Total Liabilities and Stockholders'
            Equity................................               $ 305,232                     $ 312,728
                                                                 =========                     =========


      See accompanying notes to condensed consolidated financial statements.


CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                       For the Three Months         For the Six Months
                                                          Ended June 30,              Ended June 30,
                                                      ----------------------      ----------------------
                                                        1996          1995          1996         1995
                                                      --------      --------      --------      --------

Net sales..........................................   $ 86,721      $ 66,932     $ 171,348     $ 138,532
Cost of sales......................................    (51,726)      (39,961)     (102,892)      (83,046)
                                                      --------      --------     ---------     ---------
Gross profit.......................................     34,995        26,971        68,456        55,486
Selling, general and administrative expenses.......    (17,195)      (12,432)      (35,365)      (25,282)
                                                      --------      --------     ---------     ---------

Operating income...................................     17,800        14,539        33,091        30,204

Interest expense...................................     (1,281)       (1,089)       (3,110)       (2,599)
Interest income....................................        124           514           266           975
                                                      --------      --------     ---------     ---------

Gain on sale of equity investment..................          #             #        20,550            #
Equity in net income (loss) of
   affiliated companies............................         69           437          (906)          935
Income from operations before
   income taxes and minority interest..............     16,712        14,401         49,891        29,515
Income taxes.......................................     (6,415)       (1,166)       (19,023)       (2,639)
Minority interest in net income of subsidiaries....     (2,675)       (2,512)        (4,825)       (5,338)
                                                      --------      --------     ----------    ----------

Net income.........................................   $  7,622      $ 10,723     $   26,043    $   21,538
                                                      ========      ========     ==========    ==========
Income per common share............................   $   0.41      $   0.58     $     1.41    $     1.16
                                                      ========      ========     ==========    ==========

Weighted average shares............................     18,622        18,558         18,480        18,533
                                                      ========      ========     ==========    ==========


See accompanying notes to condensed consolidated financial statements.



CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                 For the Six Months
                                                                    Ended June 30,
                                                                ----------------------
                                                                  1996          1995
                                                                --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Net income...........................................        $ 26,043      $ 21,538
   Adjustments to reconcile net income to net cash
      provided by operations:
         Depreciation and amortization..................           6,520         5,672
         Change in minority interest....................           4,825         5,338
         Gain on sale of equity investment..............         (20,550)            #
         Change in assets and liabilities...............           6,835       (10,196)
         Other..........................................             460          (901)
                                                                --------      --------

Net cash provided by operations.........................          24,133        21,451
                                                                --------      --------
Investing Activities:
   Capital expenditures................................          (12,188)       (6,607)
   Proceeds from the sale of equity investment.........           29,400             #
   Other...............................................              367            61
                                                                --------      --------

Net cash provided by (used in) investing activities....           17,579        (6,546)
                                                                --------      --------

Financing Activities:
   Repayment of borrowings.............................          (49,514)      (14,162)
   Other...............................................            6,414           163
                                                                --------      --------

Net cash used in financing activities..................          (43,100)      (13,999)
                                                                --------      --------

Effect of exchange rates...............................             (523)          864
                                                                --------      --------

Cash and Cash Equivalents:
   Net change during the period........................           (1,911)        1,770
   Balance, beginning of period........................           16,942        37,648
                                                                --------      --------

   Balance, end of period..............................         $ 15,031      $ 39,418
                                                                ========      ========



  See accompanying notes to condensed consolidated financial statements.


                             OAK INDUSTRIES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Oak Industries Inc. and subsidiaries as of June 30, 1996 and December 31, 1995, and the results of their operations for the three and six month periods ending June 30, 1996 and 1995 and cash flows for the six month periods ending June 30, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Interest paid on debt for the three months ending June 30, 1996 and 1995 was $1,229,000 and $931,000, respectively, and for the six months ending June 30, 1996 and 1995 was $3,255,000 and $2,274,000 respectively.
Income taxes, consisting primarily of foreign and state, paid during the three months ended June 30, 1996 and 1995 were $4,021,000 and $1,507,000, respectively, and during the six months ended June 30, 1996 and 1995 were $4,616,000 and $1,837,000, respectively.

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

5. The Company previously reported that it had entered into a definitive agreement to sell its 45% interest in O/E/N India Ltd. During the first quarter of 1996, the potential buyer notified the Company that it was unable to obtain financing for this transaction. As a result, the Company wrote down the book value of its investment in O/E/N India Ltd. from $1,218,000 to $468,000. This pre-tax $750,000 charge is included in the $1,900,000 discussed in Note 4 above. In June 1996, the potential buyer received partial financing and remitted $858,000 to the Company. Accordingly, because the Company has not received full payment for its shares of O/E/N India Ltd., and retains its interest in such shares, the Company has not recorded this transaction as a sale. The potential buyer is attempting to arrange financing for the remainder of the purchase price. The Company is uncertain as to whether the sale of O/E/N India Ltd. will be completed in 1996.

6. In May 1996, the Company received formal notification from certain affiliates of Bain Capital, Inc. (collectively, "Bain") of its exercise of certain rights pursuant to the terms of a Stockholders Agreement dated as of December 22, 1992 (the "Stockholders Agreement"), to sell Bain's 20% interest in Connector Holding Company ("Connector"), the parent company of Gilbert Engineering Co., Inc. ("Gilbert'), to the Company. Bain holds a 17% indirect interest in Gilbert by virtue of its Connector holdings. It is anticipated that this transaction will be consummated by year end.

7. The Company has engaged an investment banking firm to explore alternatives with respect to its wholly owned subsidiary Nordco Inc. ("Nordco"). The Company is uncertain as to whether any transaction related to Nordco will be consummated in 1996.

8. Certain items in the 1995 Consolidated Statement of Operations have been reclassified to conform with 1996 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Second Quarter Results

   Sales for the second quarter of 1996 reached $86.7 million, an increase of 29.6% over the $66.9 million in the same period of 1995. The 1996 Components Segment sales increased 32.3% over the prior year to $80.6 million primarily due to incremental sales of Lasertron Inc. ("Lasertron"), purchased in September of 1995, and attributable to continued growth in the Communications Components business. The Other Segment sales approximated those of the prior year.


                                                           Q2             Q2
                                                          1996           1995         % Change
                                                          ----           ----         --------
          Net Sales ($ millions):
              Components.......................          $ 80.6          $ 60.9        32.3%
              Other............................             6.1             6.0         1.7%
                                                         ------          ------
                 Total.........................          $ 86.7          $ 66.9        29.6%
                                                         ======          ======



   The Company reported net income of $7.6 million in 1996 compared to $10.7 million in 1995. The second quarter of 1996 provision for income taxes increased $5.2 million over the second quarter of 1995 principally due to an increase in the effective tax rate for financial reporting purposes. The annual effective income tax rate for financial reporting purposes increased to 38.4% in the second quarter of 1996 from 8.1% in the corresponding period of the prior year reflecting the provision of a full U.S. statutory rate beginning in the third quarter of 1995. The Company had approximately $29.0 million of unused net operating loss carryforwards for tax return purposes at June 30, 1996 and will, therefore, pay minimal federal income taxes until these carryforwards are utilized.

   Minority interest increased $0.2 million due to higher earnings at Gilbert Engineering which were partially offset by a higher income tax provision as Gilbert fully utilized its net operating loss carryforward for financial reporting purposes.

   Pre-tax income before minority interest increased 16.0% to $16.7 million in the second quarter of 1996 from $14.4 million recorded in the second quarter of 1995. Operating income increased $3.3 million from second quarter 1995 results due primarily to incremental profits from higher sales volume and it was partially offset by increased interest expense ($0.2 million), decreased interest income ($0.4 million) and decreased equity income ($0.4 million).

Communications Components

   Communications Components revenues increased 41.9% in the second quarter of 1996 over the same period in 1995. Excluding the impact of the Lasertron, which was purchased in September 1995 and therefore not included in second quarter 1995 results, Communication Components increased 20.5% over the second quarter of 1995. Communications Components sales increased over the prior year's quarter reflecting increased construction of cable television networks in international markets, upgrades of domestic cable systems, and expanding applications for products in cellular, paging and personal communications systems.

Controls Components

   The sales of Controls Components increased 14.4% in the second quarter of 1996 over the same period in 1995, principally as the result of increased demand for sensing devices combined with modest sales growth of gas appliance control products.

Gross Profit

   The gross profit margin was 40.4% for the second quarter of 1996 as compared to 40.3% in the second quarter of 1995.

Selling General and Administrative Expenses

   Selling, general and administrative expenses increased as a percentage of sales to 19.8% in the second quarter of 1996 from 18.6% in the second quarter of 1995 due to an increase in research and development expenditures related to the acceleration of product prototyping activity for wireless communications and wired telephony applications. Most of this increase was attributable to Lasertron, which was acquired in September 1995.

Interest

   Interest expense increased to $1.3 million in the second quarter of 1996 from $1.1 million in 1995 due primarily to increased borrowings in connection with the acquisition of Lasertron in September of 1995.

   Interest income decreased to $0.1 million in 1996 from $0.5 in the second quarter of 1995 as average cash balances decreased. The Company used approximately $20.0 million of cash in conjunction with its acquisition of Lasertron in September of 1995.

Equity Income

   Equity income decreased from $0.4 million in the second quarter of 1995 to $0.1 million in the second quarter of 1996. The Company sold its 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, in the first quarter of 1996 and as a result, the Company's proportionate share of Video 44's earnings was not included in the second quarter of 1996. In addition, as a result of its acquisition of Lasertron, the Company has included in equity income its proportionate share of the earnings (losses) of its 50% owned Wuhan Telecommunications Devices Company ("WTD"), located in the People's Republic of China in 1996 results.

Six Month Results

   Sales for the first six months of 1996 were $171.3 million, and increased 23.7% from $138.5 million in the first six months of 1995. The 1996 Components Segment sales increased 25.9% over the prior year period to $159.3 million primarily due to incremental sales of Lasertron, purchased in September of 1995, and also due to continued growth in the Communications Components business. The Other Segment sales approximated those of the prior year.


                                                       Six Months     Six Months
                                                          1996           1995         % Change
                                                          ----           ----         --------
          Net Sales ($ millions):
              Components.......................          $159.3          $126.5        25.9%
              Other............................            12.0            12.0         0.0%
                                                         ------          ------
                 Total.........................          $171.3          $138.5        23.7%
                                                         ======          ======



   The Company reported net income of $26.0 million for the first six months of 1996 compared to $21.5 million in 1995. Net income for the first six months of 1996 includes a net gain of $12.7 million ($20.5 million less $7.8 million income tax expense) from the sale of the Company's 49% interest in Video 44, a joint venture owning WSNS-TV Channel 44. The first six months of 1996 also included the write down of certain assets and a reserve to cover certain legal and environmental contingencies of $1.2 million ($1.9 million less $0.7 million tax benefit). Of this $1.9 million pre-tax charge, $0.2 million is included in cost of sales, $0.8 million is included in selling, general and administrative expenses and $0.9 million is included in equity in net income (loss) of affiliated companies.

   The Company's results of operations for the first six months of 1996 and 1995 can be summarized as follows (in millions):



                                                                  Six Months    Six Months
                                                                     1996           1995
                                                                  ----------    ----------

      Pre-tax income excluding unusual items................         $ 31.2         $ 29.5
      Income taxes..........................................          (11.9)          (2.7)
      Minority interest.....................................           (4.8)          (5.3)
                                                                     ------         ------
      Net income excluding unusual items....................           14.5           21.5

      Unusual items:
         Gain on the sale of equity investment..............           20.5              #
         Asset write down and other reserves................           (1.9)             #
         Tax impact of unusual items........................           (7.1)             #
                                                                     ------         ------
      Net income as reported................................         $ 26.0         $ 21.5
                                                                     ======         ======


   The first six months of 1996 income tax provision, excluding the impact of unusual items, increased $9.2 million over the same period in 1995 principally due to an increase in the effective tax rate for financial reporting purposes. The annual effective income tax rate for financial reporting purposes increased to 38.2% in the first six months of 1996 from 8.9% in the corresponding period of the prior year reflecting the provision of a full U.S. statutory rate beginning in the third quarter of 1995.

   Minority interest decreased $0.5 million in the first six months of 1996 as compared to the same period in 1995, due to lower net income at Gilbert resulting from a higher income tax provision as Gilbert fully utilized its net operating loss carryforward for financial reporting purposed.

   Pre-tax income before minority interest and unusual items increased by $1.7 million to $31.2 million in the first six months of 1996 from $29.5 million recorded in 1995. Operating income increased $3.9 million from 1995 results due primarily to incremental profits from higher sales volume and it was partially offset by increased interest expense ($0.5 million), decreased interest income ($0.7 million), and decreased equity income ($1.0 million).

Communications Components

   Communications Components revenues increased 37.0% in the first six months of 1996 over the same period in 1995. Excluding the impact of the Lasertron, which was purchased in September 1995 and therefore not included in 1995 results, Communication Components revenues increased 16.5% over the first six months of 1995. Communications Components sales increased over prior year's quarter due primarily to increased construction of cable television networks in international markets, upgrades of domestic cable systems, and expanding applications for products in cellular, paging and personal communications systems.

Controls Components

   Sales of Controls Components increased 6.1% in the first six months of 1996 over the same period in 1995 principally as the result of increased demand for sensing devices combined with modest sales growth of gas appliance control products.

Gross Profit

   Gross profit margin, excluding unusual items, was 40.1% for both the first six months of 1996 and 1995.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses, excluding unusual items, increased as a percentage of sales to 20.2% in the first six months of 1996 from 18.2% in the same period of 1995 due to an increase in research and development expenditures related to the acceleration of product prototyping activity for wireless communications and wired telephony applications.
Most of this increase was attributable to Lasertron which was acquired in September 1995.

   Interest Expense

   Interest expense increased to $3.1 million in the first six months of 1996 from $2.6 million in 1995 due primarily to increased borrowings in connection with the acquisition of Lasertron in September of 1995.

   Interest income decreased to $0.3 million in the first six months of 1996 from $1.0 million in 1995 as average cash balances decreased. The Company used approximately $20.0 million of cash in conjunction with the Lasertron acquisition in September of 1995.

Equity Income

   During the first six months of 1996, the Company sold its 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, and received net proceeds of $29.4 million. The Company recorded a pre-tax gain of $20.5 million from the sale. Due to this transaction, the Company's proportionate share of Video 44's earnings was included in 1995 results but not in the six months of 1996 results subsequent to the sale. In addition, as a result of its acquisition of Lasertron, the Company has included in equity income its proportionate share of the earnings (losses) of its 50% owned Wuhan Telecommunications Devices Company ("WTD"), located in the People's Republic of China in 1996 results.

Liquidity and Capital Resources

   Cash flow from operations increased to $24.1 million in the first six months of 1996 from $21.5 million generated in the same period in 1995, reflecting an increase in income from operations combined with a reduction in working capital. The Company accelerated its rate of capital spending to $12.2 in the first six months of 1996 million from $6.6 million in the same period for 1995 due, in part, to new capacity brought on line to support higher production volumes and new products and, in part, to additional expenditures for automation of production processes to reduce both cost and manufacturing cycle time, expanded use of CAD/CAM capability and new prototyping equipment to reduce development cycle times.

   Debt net of cash decreased to $41.7 million at June 30, 1996 from $89.3 million at December 31, 1995. The cash proceeds from the sale of the Company's 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, was used to reduce $29.0 million of debt. In addition, the Company paid $20.5 of debt in the first six months of 1996.

   The Company's credit agreement provides for a $40.0 million revolving credit facility, a $60.0 million term loan used in conjunction with the Lasertron acquisition and a $60.0 million term loan restricted to the funding of the Company's purchase of a minority partner's interest in Connector. In conjunction with the Company's credit agreement, the Company completed a financing on behalf of Gilbert for an $18.0 million revolving credit facility and a $22.0 million term loan.

   In addition to the $60.0 million term loan, which is only available for purchase of the Connector minority interest, cash, cash equivalents and unused lines of credit at June 30, 1996 totaled $51.0 million of which $24.0 million was available only to Gilbert and $27.0 million was available to the Company for general corporate purposes, including acquisitions.

   In May 1996, the Company received formal notification from Bain of its exercise of certain rights pursuant to the terms of the Stockholders Agreement to sell Bain's 20% interest in Connector to the Company. Bain holds a 17% indirect interest in Gilbert by virtue of its Connector holdings. The Company is in the process of negotiating a new unsecured $300 million credit facility, which will replace the current credit facility. Proceeds from the new credit facility will be used to purchase Bain's interest in Connector and consolidate the Company's ownership interest in Gilbert, as well as for general corporate purposes, including acquisitions. It is anticipated that this transaction will be consummated by year end.

   The Company has engaged an investment banking firm to explore alternatives with respect to Nordco. The Company is uncertain as to whether any transaction related to Nordco will be consummated in 1996.

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

   Sales of the Company's Controls Components are in large part dependent on the production level of a few North American appliance manufacturers, which in turn is sensitive to the strength of the economy, including housing starts, consumer disposable income and interest rates. Adverse changes in the economy could have a negative impact on the Company's financial results.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   On May 1, 1996, the Company held its Annual Meeting of Stockholders (the "Annual Meeting") at which each of William S. Antle III, Daniel W. Derbes, Roderick M. Hills, George W. Leisz, Gilbert E. Matthews, Christopher H. B. Mills and Elliot L. Richardson were re-elected as directors for an additional term to expire at the Company's next Annual Meeting. Each of the directors was re-elected with the following votes: Mr. Antle, 13,528,588 votes cast for and 1,455,505 votes withholding authority; Mr. Derbes, 13,527,757 votes cast for and 1,456,336 votes withholding authority; Mr. Hills, 13,526,605 votes cast for and 1,457,488 votes withholding authority; Mr. Leisz, 13,522,420 votes cast for and 1,461,673 votes withholding authority; Mr. Matthews, 13,528,665 votes cast for and 1,455,428 votes withholding authority; Mr. Mills, 13,528,150 votes cast for and 1,455,943 votes withholding authority; and Mr. Richardson, 13,105,688 votes cast for and 1,878,405 votes withholding authority.

   The Company's stockholders also ratified the appointment of Price Waterhouse LLP as the Company's independent public accountants for the Company's fiscal year 1996, with 14,895,440 votes cast for such ratification, 62,507 votes cast against such ratification, and 26,146 votes abstaining from such ratification.

ITEM 5.  OTHER INFORMATION

   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit Index

         (10.1) Form of Severance Agreement dated as of May 1, 1996 by and between the Company and each of William S. Antle III, Francis J. Lunger, Coleman S. Hicks, and Pamela F. Lenehan, filed herewith.

         (10.2) Oak Industries Inc. Severance Plan dated as of May 1, 1996, filed herewith.

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

                                      OAK INDUSTRIES INC.


Date:  July 19, 1996                      /s/ Francis J. Lunger
                                          Francis J. Lunger
                                          Senior Vice President and
                                          Chief Financial Officer