Form 10-Q
period 1996-09-30
OAK INDUSTRIES INC
filed 1996-11-14
CIK 73568

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

                     For Quarter Ended September 30, 1996
                          COMMISSION FILE NO. 1-4474
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

As of October 31, 1996, the Company had outstanding 18,310,438 shares of Common Stock, $0.01 par value per share.

===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)




                                                       September 30, 1996              December 31, 1995
                                                          (Unaudited)
                                                       ------------------              -----------------
ASSETS
Current Assets:
  Cash and cash equivalents..................                      $  10,623                     $  16,842
  Receivables, less reserve..................                         44,829                        38,314
  Inventories:
      Raw materials..........................         $  12,932                   $  12,308
      Work in process........................            28,859                      29,679
      Finished goods.........................            10,155       51,946          6,527         48,514
                                                      ---------                   ---------
  Deferred income taxes......................                         12,829                        19,900
  Other current assets.......................                          3,489                         3,088
                                                                   ---------                     ---------
         Total current assets................                        123,716                       126,658
Plant and equipment, at cost.................           140,674                     123,083
Less - accumulated depreciation..............           (76,399)      64,275        (70,009)        53,074
                                                      ---------                   ---------
Deferred income taxes........................                          8,392                        17,242
Goodwill and other intangible assets, less
   accumulated amortization of
   $10,170 and $9,518........................                         76,663                        79,094
Investments in affiliates....................                          8,356                        20,940
Net assets of discontinued operations........                          8,727                         8,438
Other assets.................................                          6,458                         5,827
                                                                   ---------                     ---------
         Total assets........................                      $ 296,587                     $ 311,273
                                                                   =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt.........                      $   5,098                     $  14,691
   Accounts payable..........................                         14,119                        15,103
   Accrued liabilities.......................                         27,393                        22,425
                                                                   ---------                     ---------
         Total current liabilities...........                         46,610                        52,219

Other liabilities............................                          7,546                        11,628

Long-term debt...............................                         38,416                        91,570

Minority interest............................                         43,254                        36,643

Stockholders' Equity:
   Common stock.............................                182                         177
   Additional paid-in capital...............            289,589                     282,179
   Accumulated deficit......................           (127,215)                   (161,528)
   Other....................................             (1,795)     160,761         (1,615)       119,213
                                                      ---------    ---------      ---------      ---------
         Total liabilities and
            stockholders' equity............                       $ 296,587                     $ 311,273
                                                                   =========                     =========

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                       For the Three Months         For the Nine Months
                                                        Ended September 30,         Ended September 30,
                                                      ----------------------      ----------------------
                                                        1996          1995          1996         1995
                                                      --------      --------      --------      --------

Net sales.......................................      $  74,086     $  59,886    $ 233,413     $ 186,338
Cost of sales...................................        (44,803)      (36,435)    (139,826)     (111,790)
                                                      ---------     ---------    ---------     ---------
Gross profit....................................         29,283        23,451       93,587        74,548
Selling, general and administrative expenses....        (14,303)      (12,018)     (47,264)      (34,881)
Purchased in-process research and development...             -        (80,872)          -        (80,872)
                                                      ---------     ---------    ---------     ---------

Operating income (loss).........................         14,980       (69,439)      46,323       (41,205)

Interest expense................................           (990)       (1,469)      (4,100)       (4,068)
Interest income.................................            108           451          374         1,426
Gain on sale of equity investments..............            952            -        21,502            -
Equity in net income (loss) of
   affiliated companies.........................           (159)          236       (1,065)        1,171
                                                      ---------     ---------    ---------     ---------
Income (loss) from continuing operations before
   income taxes and minority interest...........         14,891       (70,221)      63,034       (42,676)

Income taxes....................................         (5,193)       (4,152)     (23,552)       (6,617)

Minority interest in net income of subsidiaries.         (1,786)       (2,400)      (6,611)       (7,738)
                                                      ---------     ---------    ---------     ---------
Income (loss) from continuing operations........          7,912       (76,773)      32,871       (57,031)

Income from discontinued operations, net of
   income taxes.................................            358           538        1,442         2,334
                                                      ---------     ---------    ---------     ---------
Net income (loss) before extraordinary charge...          8,270       (76,235)      34,313       (54,697)

Extraordinary charge for early extinguishment
   of debt, net of income tax benefit of $1,506
   and minority interest benefit of $746........             -         (1,610)          -        (1,610)
                                                      ---------     ---------    ---------     ---------

Net income (loss)...............................      $   8,270     $ (77,845)   $  34,313     $ (56,307)
                                                      =========     =========    =========     =========

Income (loss) per common share:
   Continuing operations........................      $     .42     $   (4.11)   $    1.76     $   (3.06)
   Discontinued operations......................            .02           .03          .08           .12
   Extraordinary charge.........................             -           (.09)          -          (.09)
                                                      ---------     ---------    ---------     ---------
   Net income (loss)............................      $     .44     $   (4.17)   $    1.84     $   (3.03)
                                                      =========     =========    =========     =========
Weighted average shares.........................         18,827        18,679       18,612        18,613
                                                      =========     =========    =========     =========

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                 For the Nine Months
                                                                  Ended September 30,
                                                                ----------------------
                                                                  1996          1995
                                                                --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Net income...........................................        $ 32,871      $ (57,031)
   Adjustments to reconcile income (loss)
       from continuing operations to net cash provided
       by operations:
         Purchased in-process research and
           development charge...........................              -          80,872
         Depreciation and amortization..................           9,498          8,400
         Change in minority interest....................           6,611          7,738
         Gain on sale of equity investment..............         (21,502)             -
         Change in assets and liabilities...............           8,375         (9,272)
         Other..........................................            (123)        (1,928)
                                                                --------      ---------
Net cash provided by continuing operations..............          35,730         28,779
                                                                --------      ---------

Investing Activities:
   Capital expenditures.................................         (18,798)      (10,900)
   Acquisition of business, net of cash acquired........              -       (100,019)
   Proceeds from the sale of equity investment..........          30,871             -
   Other................................................             337           277
                                                                --------      --------
Net cash provided by (used in) investing activities.....          12,410      (110,642)
                                                                --------      --------
Financing Activities:
   Long-term borrowings..................................             -        114,000
   Repayment of borrowings...............................        (62,747)      (22,315)
   Early retirement of debt..............................             -        (28,610)
   Exercise of options...................................          7,352           441
   Other.................................................            285        (1,627)
                                                                --------      --------
Net cash provided by (used in) financing activities......        (55,110)       61,889
                                                                --------      --------

Effect of exchange rates.................................           (402)        1,180
                                                                --------      --------

Net cash provided by discontinued operations.............          1,153           681
                                                                --------      --------

Cash and Cash Equivalents:
   Net change during the period..........................         (6,219)      (18,113)
   Balance, beginning of period..........................         16,842        37,548
                                                                --------      --------
   Balance, end of period................................       $ 10,623      $ 19,435
                                                                ========      ========



See accompanying notes to condensed consolidated financial statements.

                           OAK INDUSTRIES INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Oak Industries Inc. and subsidiaries as of September 30, 1996 and December 31, 1995, and the results of their operations for the three and nine month periods ending September 30, 1996 and 1995 and cash flows for the nine month periods ending September 30, 1996 and 1995 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. Interest paid on debt for the three months ending September 30, 1996 and 1995 was $841,000 and $532,000, respectively, and for the nine months ending September 30, 1996 and 1995 was $4,096,000 and $2,806,000,
respectively. Income taxes, consisting primarily of foreign and state, paid during the three months ended September 30, 1996 and 1995 were $831,000 and $960,000, respectively, and during the nine months ended September 30, 1996 and 1995 were $5,407,000 and $2,707,000, respectively.

3. During the third quarter of 1996, the Company completed the sale of its 45% interest in O/E/N India Ltd. for $1,471,000 in cash. As a result of this sale the Company reported a pre-tax gain of $952,000 on the "Gain on sale of equity investments" line of the Consolidated Statement of Operations in the third quarter of 1996.

4. During the first quarter of 1996, the Company sold its 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, and received net proceeds of $29,400,000. The Company recorded a pre-tax gain of $20,550,000 from the sale. Proceeds of $29,000,000 were used to reduce debt.

5. During the first quarter of 1996, the Company recorded a pre-tax charge of $1,900,000 associated with the write down of certain assets and a reserve for potential legal and environmental costs.

6. Certain items in the 1995 Consolidated Statement of Operations have been reclassified to conform with 1996 presentation.

7.   Subsequent events:

     a) In October 1996, the Company sold its Nordco Inc. ("Nordco") subsidiary to an affiliate of Banc One Venture Corporation and members of Nordco management for net cash proceeds of approximately $19,381,000. Additionally, prior to the sale, Nordco repaid approximately $1,600,000 of cash owed to the Company. The Company will report a gain of approximately $9,000,000 from the sale in the fourth quarter of 1996. Because the tax basis of Nordco is greater than the sales price, the Company will not pay income taxes nor record an income tax provision related to this transaction.

          As a result of the sale of Nordco, the Company has restated its prior year consolidated financial statements to reflect Nordco as a discontinued operation. The results of the discontinued operations reflected in the consolidated statements of operations are as follows ($000s):


                                     For The Three Months      For The Nine Months
                                      Ended September 30,       Ended September 30,
                                      1996          1995        1996          1995
                                     --------------------      --------------------
Net sales......................      $ 4,694       $ 5,156      $16,715      $17,236
                                     =======       =======      =======      =======
Gross profit........                 $ 1,628       $ 2,086      $ 5,780      $ 6,475
                                     =======       =======      =======      =======
Earnings before income taxes         $   577       $   882      $ 2,325      $ 2,852
Income taxes.............               (219)         (344)        (883)        (518)
                                     -------       -------      -------      -------
Net earnings from discontinued
    operations...............        $   358       $   538      $ 1,442      $ 2,334
                                     =======       =======      =======      =======


The components of net assets of discontinued operations included in the Consolidated Balance Sheet at September 30, 1996 and December 31, 1995 were as follows ($000s):



                                         September 30, 1996       December 31, 1995
                                         ------------------       -----------------

Inventories......................             $ 3,719                 $ 3,814
Receivables, less reserve........               3,623                   2,317
Other current assets.............                 697                     827
PP&E, net........................                 517                     494
Intangibles, net.................                 612                     699
Other............................                 907                   1,742
Current liabilities..............              (1,348)                 (1,455)
                                              -------                 -------
Net assets of discontinued
    operations...................             $ 8,727                 $ 8,438
                                              =======                 =======

     b) On November 1, 1996, the Company purchased the 20% interest in Connector Holding Co. ("Connector") owned by certain affiliates of Bain Capital, Inc. ("Bain") for approximately $95,000,000 in cash, including transaction expenses. Because Connector owns 85% of Gilbert Engineering Co., Inc. ("Gilbert"), as a result of this transaction the Company acquired a 17% indirect interest in Gilbert. The acquisition will be accounted for as a purchase and accordingly the minority interest related to Bain subsequent to the date of acquisition will be excluded from the Company's consolidated financial statements. Substantially all of the goodwill of approximately $72,000,000 resulting from this acquisition will be amortized over 36 years. The purchase price was financed with the proceeds from a new $300,000,000 revolving credit facility.

     c) On November 1, 1996, the Company entered into a new credit agreement with various lenders which provides for a $300,000,000 revolving credit facility (the "Facility"). On November 1, 1996, proceeds of $95,000,000 from the Facility were used to purchase the minority interest of Connector owned by Bain and $21,000,000 was used to refinance existing indebtedness of the Company. The Company's previously existing $200,000,000 credit agreements were terminated on November 1, 1996. The Company will incur a non-cash, after tax charge of approximately $949,000 in the fourth quarter of 1996 related to the early extinguishment of the former credit facilities.

          Borrowings under the Facility bear interest, at the option of the Company, either (i) at the prime rate (or, if higher, at 1/2% above the federal funds rate) or (ii) at a spread of (1/2% to 1%) over the reserve-adjusted 1, 2, 3 or 6 month LIBOR rate. The spread is initially 3/4% and is subject to adjustment based on certain financial tests. Certain of the Company's subsidiaries have guaranteed the obligations under the Facility. The Company is required to meet certain financial covenants and is prohibited from paying dividends.

          The Facility will be reduced by $50,000,000 on each of November 1, 1999 and November 1, 2000 and matures on December 31, 2001.

     d) In November 1996, the Company announced that it has agreed to purchase the 15% interest in Gilbert that is currently owned by certain members of the management of Gilbert. The Company expects to purchase 7.5% of Gilbert from Gilbert management in the fourth quarter of 1996 at a purchase price of approximately $30,600,000. This acquisition will be accounted for as a purchase and accordingly, the minority interest related to the portion purchased from Gilbert management subsequent to the date of acquisition will be excluded from the Company's consolidated financial statements. Substantially all of the goodwill of approximately $20,000,000 resulting from this acquisition will be amortized over 36 years. Upon the consummation of this transaction in the fourth quarter of 1996, the Company will own 92.5% of Gilbert. The Company will purchase the remaining 7.5% over the next two years at a price that will be a multiple of earnings. These transactions will be financed with working capital and the borrowings from the new $300,000,000 revolving credit facility.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   In October 1996, the Company sold its Nordco Inc. ("Nordco") subsidiary which was the only business included in the Other Segment. As a result of the sale, the Company has restated prior year consolidated financial statements to reflect Nordco as a discontinued operation. The Company now operates entirely in one segment, the Components Segment. The Company expects to recognize a gain of approximately $9.0 million due to its sale of its Nordco subsidiary during the fourth quarter of 1996.

   On November 1, 1996, the Company purchased the 20% interest in Connector Holding Co. ("Connector") owned by certain affiliates of Bain Capital, Inc. ("Bain") for approximately $95 million in cash, including transaction expenses. Because Connector owns 85% of Gilbert Engineering Co., Inc. ("Gilbert"), as a result of this transaction the Company acquired a 17% indirect interest in Gilbert. The acquisition will be accounted for as a purchase and accordingly the minority interest related to Bain subsequent to the date of acquisition will be excluded from the Company's consolidated financial statements. Substantially all of the goodwill of approximately $72 million resulting from this acquisition will be amortized over 36 years. The purchase price was financed with the proceeds from a new $300 million revolving credit facility.

   In November 1996, the Company announced that it has agreed to purchase the 15% interest in Gilbert that is currently owned by certain members of the management of Gilbert. The Company expects to purchase 7.5% of Gilbert from Gilbert management in the fourth quarter of 1996 at a purchase price of approximately $30.6 million. This acquisition will be accounted for as a purchase and accordingly, the minority interest related to the portion purchased from Gilbert management subsequent to the date of acquisition will be excluded from the Company's consolidated financial statements. Substantially all of the goodwill of approximately $20 million resulting from this acquisition will be amortized over 36 years. Upon the consummation of this transaction in the fourth quarter of 1996, the Company will own 92.5% of Gilbert. The Company will purchase the remaining 7.5% over the next two years at a price that will be a multiple of earnings. These transactions will be financed with working capital and the borrowings from the new $300 million revolving credit facility.

   The Company's previously existing $200 million credit agreements were terminated on November 1, 1996. The Company will incur a non-cash, after tax charge of approximately $0.9 million in the fourth quarter of 1996 related to the early extinguishment of the former credit facilities.

Third Quarter Results

   Sales for the third quarter of 1996 reached $74.1 million, an increase of 23.7% over the $59.9 million in the same period of 1995 primarily due to incremental sales of Lasertron Inc. ("Lasertron"), purchased in September 1995 and increased sales of Controls Components.

   The Company reported net income of $8.3 million in 1996 compared to a net loss of $77.8 million in 1995. The Company's results of operations for the three months ended September 30, 1996 and 1995 can be summarized as follows (in millions):


                                                             For The Three Months
                                                              Ended September 30,
                                                               1996         1995
                                                             --------     -------

   Pre-tax income excluding unusual items........             $ 13.9       $ 11.2
   Income taxes..................................               (4.8)        (4.3)
   Minority interest.............................               (1.8)        (2.4)
   Income from discontinued operations...........                 .4           .5
                                                              ------       ------
   Net income excluding unusual items............                7.7          5.0

   Unusual items:
      Gain on the sale of equity investment (1) .                 .9            -
      Purchased in-process research and
         development (2).........................                  #        (80.9)
      Reversal of inventory write-up required by
         purchase accounting (3).................                  #          (.5)
      Tax effect of unusual items (1), (3).......                (.3)          .2
      Extraordinary charge for early
         extinguishment of debt (4)..............                  #         (1.6)
                                                              ------       ------
   Net income as reported........................             $  8.3       $(77.8)
                                                              ======       ======

(1) In the third quarter of 1996, the Company completed the sale of its 45% interest in O/E/N India Ltd. for $1.5 million in cash and recorded a pre-tax gain of $0.9 million. The Company also recorded an income tax expense of $0.3 million related to this gain.

(2) In the third quarter of 1995, the Company recorded a charge of $80.9 million related to purchased in-process research and development in connection with the Lasertron acquisition.

(3) In the third quarter of 1995, the Company recorded a charge of $0.5 million, included in cost of goods sold, related to the partial reversal of the write-up of Lasertron inventory required by purchase accounting. The Company also recorded an income tax benefit of $0.2 million related to this charge.

(4) In the third quarter of 1995, the Company recorded an extraordinary charge of $1.6 million, net of taxes and minority interest, related to the early extinguishment of debt at Gilbert and Connector.



   Income from continuing operations, excluding unusual items, increased 66.3% to $7.3 million in the third quarter of 1996 from $4.5 million recorded in the third quarter of 1995. Operating income increased $3.0 million from third quarter 1995 results due primarily to incremental profits from higher sales volume.

   COMMUNICATIONS COMPONENTS

   Communications Components revenues increased 21.9% in the third quarter of 1996 over the same period in 1995 due primarily to incremental revenues from Lasertron, which was purchased in September 1995 and therefore included for only one month in the third quarter 1995 results. Subsequent to the end of the third quarter of 1996, Gilbert's single largest customer, a domestic CATV service provider, notified the Company that it was temporarily suspending all shipments from its vendors as part of an inventory reduction program. The impact on the Company's fourth quarter results cannot be reasonably estimated at this time.

   CONTROLS COMPONENTS

   The sales of Controls Components increased 28.3% in the third quarter of 1996 over the same period in 1995, principally as the result of increased demand for sensing devices combined with sales growth of gas appliance control products.

GROSS PROFIT

   The gross profit margin excluding unusual items, decreased to 39.5% for the third quarter of 1996 from 40.0% in the third quarter of 1995 due primarily to a higher mix of lower margin control components and expenses associated with the start up of the new Lasertron facilities in the third quarter of 1996. Adjustments to reflect inventories at fair value, required by purchase accounting for the acquisition of the 24.5% interest in Gilbert previously owned by Bain and certain members of Gilbert management, will flow through cost of sales as the inventories are assumed to be sold during the fourth quarter of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses, excluding unusual items, increased from $12.0 million in the third quarter of 1995 to $14.3 million in the third quarter of 1996 due to the inclusion of Lasertron for a full quarter in 1996 and for only one month in 1995. Despite this increase, selling, general and administrative expenses decreased as a percentage of sales to 19.3% in the third quarter of 1996 from 20.1% in the third quarter of 1995. Beginning with the fourth quarter of 1996, annual amortization expense of approximately $2.5 million relating to the goodwill from the purchase of the 24.5% interest in Gilbert previously owned by Bain and by certain members of Gilbert management, will be reflected in selling, general and administrative expenses.

INTEREST

   Interest expense decreased to $1.0 million in the third quarter of 1996 from $1.5 million in 1995 due to lower average debt balances. Higher interest expense resulting from increased borrowings for the purchase of the 24.5% interest in Gilbert previously owned by Bain and by certain members of Gilbert management, will be reflected beginning with the fourth quarter of 1996.

   Interest income decreased to $0.1 million in 1996 from $0.5 million in the third quarter of 1995 as average cash balances decreased. The Company used approximately $20.0 million of cash in conjunction with its acquisition of Lasertron in September of 1995.

EQUITY INCOME

   Equity income decreased from $0.2 million in the third quarter of 1995 to a loss of $0.2 million in the third quarter of 1996. The Company sold its 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, in the first quarter of 1996 and as a result, the Company's proportionate share of Video 44's earnings was not included in the third quarter of 1996. As a result of its acquisition of Lasertron in September 1995, the Company has included in equity income its proportionate share of the earnings or losses of its 50% owned Wuhan Telecommunications Devices Company ("WTD"), located in the People's Republic of China.

INCOME TAXES

   The effective income tax rate excluding unusual items was 34.9% for the third quarter of 1996 as compared to 39.0% in the third quarter of 1995. This reduction in the tax rate was the result of the favorable resolution of several state tax matters during the third quarter of 1996.

MINORITY INTEREST

   Minority interest expense decreased from $2.4 million in the third quarter of 1995 to $1.8 million in the third quarter of 1996. This decrease is due to the fact that, as a result of a tax sharing agreement between the Company and Gilbert, the minority interest of Gilbert benefited from a lower cash tax rate for financial reporting purposes in the third quarter of 1995. Beginning with the fourth quarter of 1996, minority interest related to the purchase of the 24.5% interest in Gilbert previously owned by Bain and by certain members of Gilbert management will be excluded from the Company's future consolidated financial statements.

Nine Month Results

   Sales for the first nine months of 1996 were $233.4 million, and increased 25.3% from $186.3 million in the first nine months of 1995 primarily due to incremental sales of Lasertron, purchased in September 1995, and also due to growth in the Communication Components and Controls Components businesses.

   The Company reported net income of $34.3 million for the first nine months of 1996 compared to a loss of $56.3 million in 1995. However, both periods include unusual items as detailed below. Net income for the first nine months of 1996 includes a net gain of $13.3 million ($21.5 million less $8.2 million income tax expense) from the sale of the Company's 49% interest in Video 44, a joint venture owning WSNS-TV Channel 44 and the sale of the Company's 45% interest in O/E/N India Ltd. The first nine months of 1996 also included the write down of certain assets and a reserve to cover certain legal and environmental contingencies of $1.2 million.

   The Company's results of operations for the first nine months of 1996 and 1995 can be summarized as follows (in millions):




                                                        For The Nine Months      For The Nine Months
                                                        Ended September 30,       Ended September 30,
                                                              1996                      1995
                                                        -------------------      -------------------

   Pre-tax income excluding unusual items.........           $ 43.5                   $ 38.7
   Income taxes...................................            (16.1)                    (6.8)
   Minority interest..............................             (6.6)                    (7.7)
   Income from discontinued operations............              1.4                      2.3
                                                             ------                   ------
   Net income excluding unusual items.............             22.2                     26.5

   Unusual items:
      Gain on the sale of equity investment.......             21.5                        -
      Asset write down and other reserves.........             (1.9)                       -
      Tax impact of unusual items.................             (7.5)                       -
      Purchased in-process research and
         development (1)..........................                -                    (80.9)
      Reversal of inventory write-up required
         by purchase accounting (2) ..............                -                      (.5)
      Tax effect of reversal of inventory
         write-up (2).............................                -                       .2
      Extraordinary charge for early
         extinguishment of debt (3)...............                -                     (1.6)
                                                             ------                   ------
   Net income (loss) as reported..................           $ 34.3                   $(56.3)
                                                             ======                   ======


(1) In the third quarter of 1995, the Company recorded a charge of $80.9 million for purchased, in-process research and development in connection with the Lasertron acquisition.

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



   The first nine months of 1996 income tax provision, excluding the impact of unusual items, increased $9.6 million over the same period in 1995 principally due to an increase in the effective tax rate for financial reporting purposes. The annual effective income tax rate for financial reporting purposes increased to 37% in the first nine months of 1996 from 18% in the corresponding period of the prior year reflecting the provision of a full U.S. statutory rate beginning in the third quarter of 1995.

   Minority interest decreased $1.1 million in the first nine months of 1996 as compared to the same period in 1995, due to the fact that as a result of a tax sharing agreement between the Company and Gilbert, the minority interest of Gilbert benefited from a lower tax rate for financial reporting purposes in the first nine months of 1995.

   Pre-tax income before minority interest and unusual items increased by $4.8 million to $43.5 million in the first nine months of 1996 from $38.7 million recorded in 1995. Operating income, before unusual items, increased $7.2 million from 1995 results due primarily to incremental profits from higher sales volume and it was partially offset by decreased interest income ($1.1 million) and decreased equity income ($1.3 million).

   COMMUNICATIONS COMPONENTS

   Communications Components revenues increased 31.8% in the first nine months of 1996 over the same period in 1995. Excluding the impact of Lasertron, which was purchased in September 1995 and therefore not included in all of 1995 results, Communication Components revenues increased 11.1% over the first nine months of 1995. Excluding Lasertron, Communications Components sales increased over prior year's results due primarily to increased construction of cable television networks in international markets, upgrading of domestic cable systems, and expanding applications for products in cellular, paging and personal communications systems.

   CONTROLS COMPONENTS

   Sales of Controls Components increased 12.2% in the first nine months of 1996 over the same period in 1995 principally as the result of increased demand for sensing devices combined with modest sales growth of gas appliance control products.

GROSS PROFIT

   Gross profit margin, excluding unusual items, was 40.2% for the first nine months of 1996 and 40.3% for the same period in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses, excluding unusual items, increased as a percentage of sales to 19.9% in the first nine months of 1996 from 18.7% in the same period of 1995 due to an increase in research and development expenditures related to the acceleration of product prototyping activity for wireless communications and wired telephony applications. Most of the increase was attributable to Lasertron which was acquired in September 1995.

INTEREST EXPENSE

   Interest expense was $4.1 million for both the first nine months of 1996 and 1995.

   Interest income decreased to $0.4 million in 1996 from $1.4 million in the first nine months of 1995 as average cash balances decreased. The Company used approximately $20.0 million of cash in conjunction with its acquisition of Lasertron in September 1995.

EQUITY INCOME

   During the first nine months of 1996, the Company sold its 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, and received net proceeds of $29.4 million. The Company recorded a pre-tax gain of $20.5 million from the sale. Due to this transaction, the Company's proportionate share of Video 44's earnings was included in 1995 results but not in the nine months of 1996 results subsequent to the sale. In addition, as a result of its acquisition of Lasertron, the Company has included in equity income its proportionate share of the earnings or losses of its 50% owned Wuhan Telecommunications Devices Company ("WTD"), located in the People's Republic of China in 1996 results.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flow from operations increased to $35.7 million in the first nine months of 1996 from $28.8 million generated in the same period in 1995, reflecting an increase in income from operations combined with a reduction in the level of working capital. The Company accelerated its rate of capital spending to $18.8 million in the first nine months of 1996 from $10.9 million in the same period for 1995 due, in part, to new capacity brought on line to support higher production volumes and new products and in part, to additional expenditures for automation of production processes to reduce both cost and manufacturing cycle time, expanded use of CAD capabilities and new prototyping equipment to reduce development cycle times.

   Debt net of cash decreased to $32.9 million at September 30, 1996 from $89.4 million at December 31, 1995. The cash proceeds from the sale of the Company's 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, were used to reduce debt. In addition, the Company repaid $33.7 of debt in the first nine months of 1996.

   On November 1, 1996, the Company entered into a new credit agreement with various lenders which provides for a $300 million revolving credit facility (the "Facility"). On November 1, 1996, proceeds of $95 million from the Facility were used to purchase the minority interest of Connector held by certain affiliates of Bain and $21 million was used to refinance existing indebtedness of the Company. The Company's previously existing $200 million credit agreements were terminated on November 1, 1996.

   Borrowings under the Facility bear interest, at the option of the Company, either (i) at the prime rate (or, if higher, at 1/2% above the federal funds rate) or (ii) at a spread of (1/2% to 1%) over the reserve-adjusted 1, 2, 2 or 6 month LIBOR rate. The spread is initially 3/4% and is subject to adjustment based on certain financial tests. Certain of the Company's subsidiaries have guaranteed the obligations under the Facility. The Company is required to meet certain financial covenants and is prohibited from paying dividends.

   The Facility will be reduced by $50.0 million on each of November 1, 1999 and November 1, 2000 and matures on December 31, 2001.

   In November 1996, the Company announced that it has agreed to purchase the 15% interest in Gilbert that is currently owned by certain members of the management of Gilbert. The Company expects to purchase from Gilbert management 7.5% of Gilbert in the fourth quarter of 1996 at a purchase price of approximately $30.6 million. Upon the consummation of this transaction in the fourth quarter of 1996, the Company will own 92.5% of
Gilbert   The Company will purchase the remaining 7.5% over the next two years at a price that will be a multiple of earnings. These transactions will be financed with working capital and the borrowings from the new $300 million revolving credit facility.

   In October 1996, the Company sold its Nordco Inc. subsidiary for $19.4 million in cash. These proceeds were used to further pay down debt in the fourth quarter of 1996.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and to the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, and June 30, 1996.

ITEM 2.  CHANGES IN SECURITIES

   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   Not applicable

ITEM 5.  OTHER INFORMATION

   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit Index

        (10) Credit agreement dated as of November 1, 1996 among Oak Industries Inc. and the lenders from time to the time party hereto and The Chase Manhattan Bank, as administrative agent and issuing bank filed herewith.

        (27) Financial Data Schedule (Submitted only to the Securities and Exchange Commission in electronic format for its information only).

   (b)   Reports on Form 8-K:

        On October 16, 1996, the Company filed a report on Form 8-K regarding the sale of its Nordco Inc. subsidiary.

                         OAK INDUSTRIES INC.

                            SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OAK INDUSTRIES INC.


Date:  November 14, 1996                 /s/ Francis J. Lunger
                                         Francis J. Lunger
                                         Senior Vice President and
                                         Chief Financial Officer