Form 10-Q/A
period 1996-03-31
OAK INDUSTRIES INC
filed 1997-02-10
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                  FORM 10-Q/A
                              ------------------

                          Amendment No. 1 to Form 10-Q
                        For Quarter Ended March 31, 1996

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

As of March 31, 1996 the Company had outstanding 17,825,988 shares of Common Stock, $0.01 par value per share.

The undersigned registrant hereby amends the following items, financial statements, and other portions of its quarterly report on Form 10-Q for quarter ended March 31, 1996 as set forth on the pages attached hereto.

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(As restated)

                                                       March 31, 1996              December 31, 1995
                                                        (Unaudited)
                                                    ---------------------        ---------------------
ASSETS
Current Assets:
  Cash and cash equivalents.......................               $  14,185                     $ 16,842
   Receivables, less reserve......................                  48,706                       38,314
   Inventories:
      Raw materials...............................   $  12,399                   $  12,308
      Work in process.............................      27,390                      29,679
      Finished goods..............................       8,930      48,719           6,527       48,514
                                                     ---------                   ---------
   Deferred income taxes..........................                  21,150                       19,900
   Other current assets...........................                   3,459                        3,088
                                                                 ---------                     --------
         Total current assets.....................                 136,219                      126,658

Plant and Equipment, at cost......................     128,422                     123,083
Less - Accumulated depreciation...................     (72,196)     56,226         (70,009)      53,074
                                                     ---------                   ---------
Deferred Income Taxes.............................                   7,350                       17,242
Goodwill and Other Intangible Assets, less
   accumulated amortization of
   $8,653 and $9,518 ............................                   77,994                       79,094
Investments in Affiliates.........................                   9,075                       20,940
Net assets of discontinued operations.............                   9,549                        8,438
Other Assets......................................                   7,281                        7,098
                                                                 ---------                     --------
         Total Assets.............................               $ 303,694                     $312,544
                                                                 =========                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt...............              $   9,034                     $  14,691
   Accounts payable................................                 16,438                        15,103
   Accrued liabilities.............................                 26,253                        23,696
                                                                 ---------                     ---------
         Total current liabilities.................                 51,725                        53,490

Other Liabilities..................................                 10,122                        11,628

Long-term Debt.....................................                 63,486                        91,570

Minority Interest..................................                 38,793                        36,643

Stockholders' Equity:
   Common stock...............................             178                         177
   Additional paid-in capital.................         285,128                     282,179
   Accumulated deficit........................        (144,269)                   (161,528)
   Other......................................          (1,469)    139,568          (1,615)      119,213
                                                     ---------   ---------       ---------     ---------
         Total Liabilities and
            Stockholders' Equity..............                   $ 303,694                     $ 312,544
                                                                 =========                     =========

See accompanying notes to condensed consolidated financial statements.



CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)
(As restated)

                                                       For the Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                        1996          1995
                                                      --------      --------

Net sales........................................     $ 78,737      $ 65,592
Cost of sales....................................      (48,586)      (39,154)
                                                      --------      --------
Gross profit.....................................       30,151        26,438
Selling, general and administrative expenses.....      (17,428)      (11,652)
                                                      --------      --------
Operating income.................................       12,723        14,786

Interest expense.................................       (1,829)       (1,510)
Interest income..................................          142           461
Gain on sale of equity investment................       20,550             #
Equity in net income (loss) of affiliated
       companies.................................         (975)          498
                                                      --------      --------
Income from operations before income taxes
       and minority interest.....................       30,611        14,235
Income taxes.....................................      (11,632)       (1,387)

Minority interest in net income of subsidiaries..       (2,150)       (2,826)
                                                      --------      --------
Income from continuing operations................       16,829        10,022

Income from discontinued operations,
   net of income taxes...........................          430           793
                                                      --------      --------

Net income.......................................     $ 17,259      $ 10,815
                                                      ========      ========

Income per common share:
   Continuing operation..........................     $    .92      $    .54
   Discontinued operations.......................          .02           .04
                                                      --------      --------
   Net Income....................................     $    .94      $    .58
                                                      ========      ========
Weighted average shares .........................       18,409        18,512
                                                      ========      ========


See accompanying notes to condensed consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
(As restated)

                                                                 For the Three Months
                                                                    Ended March 31,
                                                                ----------------------
                                                                  1996          1995
                                                                --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Income from continuing operations....................        $ 16,829      $ 10,022
   Adjustments to reconcile income from continuing
         operations to net cash provided
         by operations:
         Depreciation and amortization..................           3,107         2,881
         Change in minority interest....................           2,150         2,826
         Gain on sale of equity investment..............         (20,550)            #
         Change in assets and liabilities...............           1,577        (7,971)
         Other..........................................           1,552          (485)
                                                                --------      --------
Net cash provided by operations.........................           4,665         7,273
                                                                --------      --------

Investing Activities:
   Capital expenditures.................................          (5,633)       (2,718)
   Proceeds from the sale of equity investment..........          29,400             #
   Other................................................             160           (22)
                                                                --------      --------
Net cash provided by (used in) investing activities.....          23,927        (2,740)
                                                                --------      --------

Financing Activities:
   Repayment of borrowings..............................         (33,741)       (6,693)
   Other................................................           3,005           226
                                                                --------      --------

Net cash used in financing activities...................         (30,736)       (6,467)
                                                                --------      --------

Effect of exchange rates................................              88           656
                                                                --------      --------
Net cash used by discontinued operations................            (601)       (1,233)
                                                                --------      --------

Cash and Cash Equivalents:
   Net change during the period.........................          (2,657)       (2,511)
   Balance, beginning of period.........................          16,842        37,548
                                                                --------      --------
   Balance, end of period...............................        $ 14,185      $ 35,037
                                                                ========      ========


See accompanying notes to condensed consolidated financial statements.



                             OAK INDUSTRIES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (AS RESTATED)

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

2. In early 1997, the Company discovered that the controller of one of its divisions, in collusion with two of his assistants, capitalized certain amounts which should have been expensed in the periods incurred. The amounts involved, which totaled $3,518,000 ($2,181,000 after taxes), or $.12 per share, relate to portions of fiscal years 1995 and 1996. Because the irregularities which relate to 1995 were not material, the 1995 financial statements were not restated; the first, second, and third quarters of 1996 have been restated, and the cumulative effect of the 1995 misstatements is reflected in the restated financial statements for the three months ended March 31, 1996. All amounts in this Form 10-Q/A have been adjusted, as appropriate, to reflect the foregoing. In response to this employee misconduct, the Company conducted an investigation of this matter involving outside legal counsel and the Company's independent accountants, terminated the employment of the individuals involved, and executed a review of the internal control system at the applicable division. The impact of these adjustments on the Company's financial results for the three months ended March 31, 1996 as originally reported is summarized below (dollars in thousands, except per share data):




                                                                   As Previously
                                                                    Reported *     As Restated
                                                                   -------------   -----------

   Sales...........................................                $   78,737      $   78,737
   Operating income................................                    14,598          12,723
   Income from continuing operations before
       income taxes and minority interest..........                    32,486          30,611
   Income from continuing operations...............                    17,991          16,829
   Net income......................................                    18,421          17,259
         Net income per common share...............                $     1.00      $      .94

* As a result of the sale of the Company's Nordco Inc. ("Nordco") subsidiary, the Company has also restated 1996 and 1995 consolidated financial statement to reflect Nordco as a discontinued operation. See
Note 7.


3. Interest paid on debt for the three months ending March 31, 1996 and 1995 was $2,026,000 and $1,343,000, respectively. Income taxes paid during the three months ended March 31, 1996 and 1995 were $595,000 and $330,000, respectively.

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

6. The Company previously reported that it entered into a definitive agreement to sell its 45% interest in O/E/N India Ltd. During the first quarter of 1996, the potential buyer notified the Company that it was unable to obtain financing for this transaction. As a result, the Company wrote down the book value of its investment in O/E/N India Ltd. from $1,218,000 to $468,000. This pre-tax $750,000 charge is included in the $1,900,000 discussed in Note 5 above.

7. In October 1996, the Company sold its Nordco Inc. ("Nordco") subsidiary to an affiliate of Banc One Venture Corporation and members of Nordco management for net cash proceeds of approximately $19,381,000.

     As a result of the sale of Nordco, the Company has restated its prior year consolidated financial statements to reflect Nordco as a discontinued operation. The results of the discontinued operations reflected in the consolidated statements of operations are as follows ($000s):




                                                   For The Three Months
                                                      Ended March 31,
                                                   --------------------
                                                    1996         1995
                                                   ------       ------

   Net sales............................           $ 5,890      $ 6,008
                                                   =======      =======

   Gross profit.........................           $ 1,881      $ 2,077
                                                   =======      =======

   Earnings before income taxes.........           $   693      $   879
   Income taxes.........................              (263)         (86)
                                                   -------      -------
   Net earnings from discontinued
     operations.........................           $   430      $   793
                                                   ========     ========

   The components of net assets of discontinued operations included in the Consolidated Balance Sheet at March 31, 1996 and December 31, 1995 were as follows ($000s):


                                                 March 31, 1996   December 31, 1995
                                                 --------------   -----------------

   Inventories..........................           $ 4,359             $ 3,814
   Receivables, less reserve............             3,590               2,317
   Other current assets.................               856                 827
   PP and E, net........................               598                 494
   Intangibles, net.....................               704                 699
   Other................................               979               1,742
   Current liabilities..................            (1,537)             (1,455)
                                                   -------             -------
   Net assets of discontinued
       operations.......................           $ 9,549             $ 8,438
                                                   =======             =======

8. Certain items in the 1995 Consolidated Statement of Operations have been reclassified to conform with 1996 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

First Quarter Results

   The Company has restated its interim financial statements for the first quarter of 1996 as described in Note 2 of Notes to Condensed Consolidated Financial Statements. This restatement relates to the reversal of certain capitalized amounts that should have been expensed in the periods incurred.

   In October 1996, the Company sold its Nordco Inc. ("Nordco") subsidiary which was the only business included in the Other Segment. As a result of the sale, the Company has restated prior year consolidated financial statements to reflect Nordco as a discontinued operation. The Company now operates entirely in one segment, the Components Segment.

First Quarter Results

   Sales for the first quarter of 1996 reached $78.7 million, an increase of 20.0% over the $65.6 million in 1995 primarily due to incremental sales of Lasertron, purchased in September of 1995, and due to continued growth in Communications Components businesses.

   The Company reported net income of $17.3 million in 1996 compared to $10.8 million in 1995. Net income for the first quarter of 1996 includes a net gain of $12.7 million ($20.5 million less $7.8 million income tax expense) from the sale of the Company's 49% interest in Video 44, a joint venture owning (WSNS-TV Channel 44) and the write down of certain assets and a reserve to cover certain legal and environmental contingencies of $1.9 million. Of this $1.9 million pre-tax charge, $0.2 million is included in cost of sales, $0.8 million is included in selling, general and administrative expenses and $0.9 million is included in equity in net income (loss) of affiliated companies. The first quarter of 1996 also includes certain amounts which should have been expensed in the periods incurred. Since the irregularities which occurred in 1995 were not material ($1.1 million) to the 1995 results, the 1995 financials were not restated. The irregularities which occurred in 1995 are reflected as an unusual item in the first quarter of 1996.

   The Company's results of operations for the first quarters of 1996 and 1995 can be summarized as follows (in millions):



                                                                      Q1             Q1
                                                                     1996           1995
                                                                     ----           ----

      Pre-tax income excluding unusual items................         $ 13.1         $ 14.2
      Income taxes..........................................           (5.0)          (1.4)
      Minority interest.....................................           (2.1)          (2.8)
                                                                     ------         ------
      Net income excluding unusual items....................            6.0           10.0

      Unusual items:

          Gain on the sale of equity investment.............           20.5              #
          Asset write down and other reserves...............           (1.9)             #
          Improperly capitalized expenses...................           (1.1)             -
          Tax impact of unusual items.......................           (6.6)             #
          Income from discontinued operations...............             .4             .8
                                                                     ------         ------
      Net income as reported................................         $ 17.3         $ 10.8
                                                                     ======         ======


   The first quarter 1996 provision for income taxes excluding the impact of unusual items increased $3.6 million over the same quarter of 1995 principally due to an increase in the effective tax rate for financial reporting purposes. The annual effective income tax rate for financial reporting purposes increased to 38.0% in the first quarter of 1996 from 9.7% in the corresponding period of the prior year reflecting the provision of a full statutory rate beginning in the third quarter of 1995. The Company had approximately $45.0 million of unused net operating loss carryforwards for tax return purposes at March 31, 1996 and will, therefore, pay minimal federal income taxes until these carryforwards are utilized.

   Minority interest decreased $0.7 million due to lower earnings at Gilbert Engineering resulting from a higher income tax provision as Gilbert fully utilized its net operating loss carryforward for financial reporting purposes.

   Pre-tax income before minority interest and unusual items decreased $1.1 million to $13.1 million in the first quarter of 1996 from $14.2 million recorded in the first quarter of 1995. An increase in operating income before unusual items of $0.1 million was offset by increased interest expense ($0.3 million), decreased interest income ($0.3 million) and decreased equity income ($0.6 million).

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

Gross Profit

   The gross profit margin excluding unusual items was 39.8% for the first quarter of 1996 and 40.3% for the first quarter of 1995.


Selling, General and Administrative Expenses

   Selling, general and administrative expenses excluding unusual items as a percentage of sales increased to 20.9% in the first quarter of 1996 from 17.8% in the first quarter of 1995. Research and development spending increased $1.7 million in the first quarter of 1996, accounting for a portion of the increase. Most of this increase was attributable to Lasertron which was acquired in September 1995.


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

Liquidity and Capital Resources

   Cash flow from operations of $4.7 million in 1996 decreased $2.6 million from the $7.3 million generated in the first quarter of 1995 reflecting an increased investment in working capital to support new product introductions and higher sales volumes. The Company also accelerated its rate of capital spending to $5.6 million in the first quarter of 1996 from the $2.7 million invested in 1995. The increase in capital expenditures is attributable to automation of production processes to reduce both cost and manufacturing cycle times, expanded use of CAD/CAM capability and new prototyping equipment to reduce development cycle times, expansion of existing production capacity to meet increased volume requirements and addition of new capabilities generally related to new products.

   Debt net of cash decreased to $58.3 million at March 31, 1996 from $89.4 million at December 31, 1995 primarily as a result of repayment of borrowings of $33.7 million in the first quarter of 1996. As a result of its sale of its 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, the Company received net proceeds of $29.4 million. The proceeds were used to reduce $29.0 million of debt.


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

                                            OAK INDUSTRIES INC.



Date:  February 10, 1997                 /s/ Francis J. Lunger
                                             Francis J. Lunger
                                             Senior Vice President and
                                             Chief Financial Officer