Form 10-Q/A
period 1996-06-30
OAK INDUSTRIES INC
filed 1997-02-10
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                  FORM 10-Q/A
                              ------------------

                          Amendment No. 1 to Form 10-Q
                        For Quarter Ended June 30, 1996

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

The undersigned registrant hereby amends the following items, financial statements, and other portions of its quarterly report on Form 10-Q for quarter ended June 30, 1996 as set forth on the pages attached hereto.

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENT

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
(As restated)


                                                       June 30, 1996              December 31, 1995
                                                        (Unaudited)
                                                    ---------------------        ---------------------
ASSETS
Current Assets:
  Cash and cash equivalents.......................               $  14,931                     $  16,842
   Receivables, less reserve......................                  44,422                        38,314
   Inventories:
      Raw materials...............................   $  13,151                   $   12,308
      Work in process.............................      29,728                       29,679
      Finished goods..............................       8,504      51,383            6,527       48,514
                                                     ---------                   ----------
   Deferred income taxes..........................                  17,532                        19,900
   Other current assets...........................                   3,589                         3,088
                                                                 ---------                     ---------
         Total current assets.....................                 131,857                       126,658

Plant and Equipment, at cost......................     133,994                      123,083
Less - Accumulated depreciation...................     (73,954)     60,040          (70,009)      53,074
                                                     ---------                   ----------
Deferred Income Taxes.............................                   8,348                        17,242
Goodwill and Other Intangible Assets, less
   accumulated amortization of
   $9,462 and $9,518 .............................                  76,731                        79,094
Investments in Affiliates.........................                   8,998                        20,940
Net assets of discontinued operations.............                  10,611                         8,438
Other Assets......................................                   7,307                         7,098
                                                                 ---------                     ---------
         Total Assets.............................               $ 303,892                     $ 312,544
                                                                 =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt..............               $   6,729                     $  14,691
   Accounts payable...............................                  19,028                        15,103
   Accrued liabilities............................                  28,658                        23,696
                                                                 ---------                     ---------
         Total current liabilities                                  54,415                        53,490

Other Liabilities.................................                   8,520                        11,628

Long-term Debt....................................                  50,018                        91,570

Minority Interest.................................                  41,468                        36,643

Stockholders' Equity:
   Common stock...................................         181                          177
   Additional paid-in capital.....................     288,234                      282,179
   Accumulated deficit............................    (137,161)                    (161,528)
   Other..........................................      (1,783)    149,471           (1,615)     119,213
                                                     ---------   ---------       ----------    ---------
         Total Liabilities and Stockholders'
            Equity................................               $ 303,892                     $ 312,544
                                                                 =========                     =========


See accompanying notes to condensed consolidated financial statements.



CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)
(As restated)

                                                       For the Three Months         For the Six Months
                                                          Ended June 30,              Ended June 30,
                                                      ----------------------      ----------------------
                                                        1996          1995          1996         1995
                                                      --------      --------      --------      --------

Net sales..........................................   $ 80,590      $ 60,860     $ 159,327     $ 126,452
Cost of sales......................................    (48,477)      (36,201)      (97,063)      (75,355)
                                                      --------      --------     ---------     ---------
Gross profit.......................................     32,113        24,659        62,264        51,097
Selling, general and administrative expenses.......    (16,197)      (11,211)      (33,625)      (22,863)
                                                      --------      --------     ---------     ---------

Operating income...................................     15,916        13,448        28,639        28,234

Interest expense...................................     (1,281)       (1,089)       (3,110)       (2,599)
Interest income....................................        124           514           266           975
Gain on sale of equity investment..................          #            #         20,550            #
Equity in net income (loss) of
   affiliated companies............................         69           437          (906)          935
                                                      --------      --------     ---------     ---------

Income from operations before
   income taxes and minority interest..............     14,828        13,310         45,439        27,545
Income taxes.......................................     (5,699)       (1,078)       (17,331)       (2,465)
Minority interest in net income of subsidiaries....     (2,675)       (2,512)        (4,825)       (5,338)
                                                      --------      --------     ----------    ----------
Income from continuing operations..................      6,454         9,720         23,283        19,742
Income from discontinued operations,
    net of income taxes............................        654         1,003          1,084         1,796
                                                      --------      --------     ----------    ----------

Net income.........................................   $  7,108      $ 10,723     $   24,367    $   21,538
                                                      ========      ========     ==========    ==========
Income per common share:
    Continuing operations..........................   $    .34      $    .53     $     1.26    $     1.07
    Discontinued operations........................        .04           .05            .06           .09
                                                      --------      --------     ----------    ----------
    Net Income.....................................   $    .38      $    .58     $     1.32    $     1.16
                                                      ========      ========     ==========    ==========

Weighted average shares............................     18,622        18,558         18,480        18,533
                                                      ========      ========     ==========    ==========



See accompanying notes to condensed consolidated financial statements.



CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
(As restated)

                                                                 For the Six Months
                                                                    Ended June 30,
                                                                ----------------------
                                                                  1996          1995
                                                                --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Income from continuing operations....................        $ 23,283      $ 19,742
   Adjustments to reconcile income from continuing
      operations to net cash provided by
      operations:
         Depreciation and amortization..................           6,451         5,540
         Change in minority interest....................           4,825         5,338
         Gain on sale of equity investment..............         (20,550)            #
         Change in assets and liabilities...............          10,678        (8,686)
         Other..........................................             460          (901)
                                                                --------      --------

Net cash provided by operations.........................          25,147        21,033
                                                                --------      --------
Investing Activities:
   Capital expenditures................................          (12,113)       (6,286)
   Proceeds from the sale of equity investment.........           29,400             #
   Other...............................................              367            61
                                                                --------      --------

Net cash provided by (used in) investing activities....           17,654        (6,225)
                                                                --------      --------

Financing Activities:
   Repayment of borrowings.............................          (49,514)      (14,162)
   Other...............................................            6,414           163
                                                                --------      --------

Net cash used in financing activities..................          (43,100)      (13,999)
                                                                --------      --------

Effect of exchange rates...............................             (523)          864
                                                                --------      --------
Net cash provided by (used in) discontinued
     operations........................................           (1,089)          .97

Cash and Cash Equivalents:
   Net change during the period........................           (1,911)        1,770
   Balance, beginning of period........................           16,842        37,548
                                                                --------      --------

   Balance, end of period..............................         $ 14,931      $ 39,318
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

2. In early 1997, the Company discovered that the controller of one of its divisions, in collusion with two of his assistants, capitalized certain amounts which should have been expensed in the periods incurred. The amounts involved, which totaled $3,518,000 ($2,181,000 after taxes), or $.12 per share, relate to portions of fiscal years 1995 and 1996.
Because the irregularities which relate to 1995 were not material, the 1995 financial statements were not restated; the first, second, and third quarters of 1996 have been restated, and the cumulative effect of the 1995 misstatements is reflected in the restated financial statements for the three months ended March 31, 1996. All amounts in this Form 10-Q/A have been adjusted, as appropriate, to reflect the foregoing. In response to this employee misconduct, the Company conducted an investigation of this matter involving outside legal counsel and the Company's independent accountants, terminated the employment of the individuals involved, and executed a review of the internal control system at the applicable division. The impact of these adjustments on the Company's financial results for the three and six months ended June 30, 1996 as originally reported is summarized below (dollars in thousands, except per share data):



                                                       For The Three Months         For The Six Months
                                                        Ended June 30, 1996         Ended June 30, 1996
                                                      ----------------------       -----------------------

                                                          As                          As
                                                      Previously       As          Previously     As
                                                       Reported*     Restated        Reported*    Restated
                                                      ----------------------       -----------------------

   Sales.........................................       $  80,590    $ 80,590       $ 159,327     $ 159,327

   Operating income..............................          16,745      15,916          31,343        28,639

   Income from continuing operations before
       income taxes and minority interest........          15,657      14,828          48,143        45,439

   Income from continuing operations.............           6,968       6,454          24,959        23,283

   Net income....................................           7,622       7,108          26,043        24,367

   Net income per common share...................       $     .41    $    .38       $    1.41     $    1.32


* As a result of the sale of the Company's Nordco Inc. ("Nordco") subsidiary, the Company has also restated 1996 and 1995 consolidated financial statement to reflect Nordco as a discontinued operation. See
Note 8.


3. Interest paid on debt for the three months ending June 30, 1996 and 1995 was $1,229,000 and $931,000, respectively, and for the six months ending June 30, 1996 and 1995 was $3,255,000 and $2,274,000 respectively.
Income taxes, consisting primarily of foreign and state, paid during the three months ended June 30, 1996 and 1995 were $4,021,000 and $1,507,000, respectively, and during the six months ended June 30, 1996 and 1995 were $4,616,000 and $1,837,000, respectively.

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

7. In May 1996, the Company received formal notification from certain affiliates of Bain Capital, Inc. (collectively, "Bain") of its exercise of certain rights pursuant to the terms of a Stockholders Agreement dated as of December 22, 1992 (the "Stockholders Agreement"), to sell Bain's 20% interest in Connector Holding Company ("Connector"), the parent company of Gilbert Engineering Co., Inc. ("Gilbert"), to the Company. Bain holds a 17% indirect interest in Gilbert by virtue of its Connector holdings. It is anticipated that this transaction will be consummated by year end.

8. In October 1996, the Company sold its Nordco Inc. ("Nordco") subsidiary to an affiliate of Banc One Venture Corporation and members of Nordco management for net cash proceeds of approximately $19,381,000.

     As a result of the sale of Nordco, the Company has restated its prior year consolidated financial statements to reflect Nordco as a discontinued operation. The results of the discontinued operations reflected in the consolidated statements of operations are as follows ($000s):



                                                          For The Three Months      For The Six Months
                                                             Ended June 30,            Ended June 30,
                                                           1996          1995        1996         1995
                                                          --------------------      -------------------


   Net sales....................................           $ 6,131        $ 6,072    $ 12,021     $ 12,080
                                                           =======        =======    ========     ========

   Gross profit.................................           $ 2,271        $ 2,312    $ 4,152      $  4,389
                                                           =======        =======    =======      ========

   Earnings before income taxes.................           $ 1,055        $ 1,091    $ 1,748      $  1,970
   Income taxes.................................              (401)           (88)      (664)         (174)
                                                           -------        -------    -------      --------
   Net earnings from discontinued operations....           $   654        $ 1,003    $ 1,084      $ 1,796
                                                           =======        =======    =======      ========


   The components of net assets of discontinued operations included in the
Consolidated    Balance Sheet at June 30, 1996 and December 31, 1995 were
as follows ($000s):


                                                     June 30, 1996   December 31, 1995
                                                     -------------   -----------------

   Inventories...................................       $  4,031          $ 3,814
   Receivables, less reserve.....................          5,159            2,317
   Other current assets..........................            779              827
   PP and E, net.................................            563              494
   Intangibles, net..............................            672              699
   Other.........................................            712            1,742
   Current liabilities...........................         (1,305)          (1,455)
                                                        --------           ------
   Net assets of discontinued operations.........       $ 10,611          $ 8,438
                                                        =========         =======

9. Certain items in the 1995 Consolidated Statement of Operations have been reclassified to conform with 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The Company has restated its interim financial statements for the first and second quarters of 1996 as described in Note 2 of Notes to Condensed Consolidated Financial Statements. This restatement relates to the reversal of certain capitalized amounts that should have been expensed in the periods incurred.

   In October 1996, the Company sold its Nordco Inc. ("Nordco") subsidiary which was the only business included in the Other Segment. As a result of the sale, the Company has restated prior year consolidated financial statements to reflect Nordco as a discontinued operation. The Company now operates entirely in one segment, the Components Segment.

Second Quarter Results

   Sales for the second quarter of 1996 reached $80.6 million, an increase of 32.4% over the $60.9 million in the same period of 1995 primarily due to incremental sales of Lasertron Inc. ("Lasertron"), purchased in September of 1995, and attributable to continued growth in the Communications Components business.

   The Company reported net income of $7.1 million in 1996 compared to $10.7 million in 1995. The second quarter of 1996 provision for income taxes increased $4.6 million over the second quarter of 1995 principally due to an increase in the effective tax rate for financial reporting purposes. The annual effective income tax rate for financial reporting purposes increased to 38.4% in the second quarter of 1996 from 8.1% in the corresponding period of the prior year reflecting the provision of a full U.S. statutory rate beginning in the third quarter of 1995. The Company had approximately $29.0 million of unused net operating loss carryforwards for tax return purposes at June 30, 1996 and will, therefore, pay minimal federal income taxes until these carryforwards are utilized.


   Minority interest increased $0.2 million due to higher earnings at Gilbert Engineering which were partially offset by a higher income tax provision as Gilbert fully utilized its net operating loss carryforward for financial reporting purposes.

   Pre-tax income before minority interest increased 11.4% to $14.8 million in the second quarter of 1996 from $13.3 million recorded in the second quarter of 1995. Operating income increased $2.5 million from second quarter 1995 results due primarily to incremental profits from higher sales volume and it was partially offset by increased interest expense ($0.2 million), decreased interest income ($0.4 million) and decreased equity income ($0.4 million).


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

Gross Profit

   The gross profit margin was 39.8% for the second quarter of 1996 as compared to 40.5% in the second quarter of 1995.

Selling General and Administrative Expenses

   Selling, general and administrative expenses increased as a percentage of sales to 20.1% in the second quarter of 1996 from 18.4% in the second quarter of 1995 due to an increase in research and development expenditures related to the acceleration of product prototyping activity for wireless communications and wired telephony applications. Most of this increase was attributable to Lasertron, which was acquired in September 1995.


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

Six Month Results

   Sales for the first six months of 1996 were $159.3 million, and increased 26.0% from $126.5 million in the first six months of 1995 primarily due to incremental sales of Lasertron, purchased in September of 1995, and also due to continued growth in the Communications Components business.

   The Company reported net income of $24.4 million for the first six months of 1996 compared to $21.5 million in 1995. Net income for the first six months of 1996 includes a net gain of $12.7 million ($20.5 million less $7.8 million income tax expense) from the sale of the Company's 49% interest in Video 44, a joint venture owning WSNS-TV Channel 44 and the write down of certain assets and a reserve to cover certain legal and environmental contingencies of $1.2 million ($1.9 million less $0.7 million tax benefit). Of this $1.9 million pre-tax charge, $0.2 million is included in cost of sales, $0.8 million is included in selling, general and administrative expenses and $0.9 million is included in equity in net income (loss) of affiliated companies. The first six months of 1996 also include certain amounts which should have been expensed in the periods incurred. Since the irregularities which occurred in 1995 were not material ($1.1 million) to the 1995 results, the 1995 financials were not restated. The irregularities which occurred in 1995 are reflected as an unusual item in the first six months of 1996.


   The Company's results of operations for the first six months of 1996 and 1995 can be summarized as follows (in millions):


                                                        Six Months              Six Months
                                                           1996                     1995
                                                        ----------              ----------

   Pre-tax income excluding unusual items..........       $ 27.9                  $  27.5
   Income taxes....................................        (10.7)                    (2.5)
   Minority interest...............................         (4.8)                    (5.3)
                                                          ------                  -------
   Net income excluding unusual items..............         12.4                     19.7

   Unusual items:
      Gain on the sale of equity investment........         20.5                       #
      Asset write down and other reserves..........         (1.9)                      #
      Improperly capitalized expenses..............         (1.1)                      -
      Income from discontinued operations..........          1.1                      1.8
      Tax impact of unusual items..................         (6.6)                      #
                                                          ------                  -------
   Net income as reported..........................       $ 24.4                  $  21.5
                                                          ======                  =======



   The first six months of 1996 income tax provision, excluding the impact of unusual items, increased $8.2 million over the same period in 1995 principally due to an increase in the effective tax rate for financial reporting purposes. The annual effective income tax rate for financial reporting purposes increased to 38.4% in the first six months of 1996 from 9.1% in the corresponding period of the prior year reflecting the provision of a full U.S. statutory rate beginning in the third quarter of 1995.


   Minority interest decreased $0.5 million in the first six months of 1996 as compared to the same period in 1995, due to lower net income at Gilbert resulting from a higher income tax provision as Gilbert fully utilized its net operating loss carryforward for financial reporting purposed.

   Pre-tax income before minority interest and unusual items increased by $0.4 million to $27.9 million in the first six months of 1996 from $27.5 million recorded in 1995. Operating income before unusual items increased $2.5 million from 1995 results due primarily to incremental profits from higher sales volume and it was partially offset by increased interest expense ($0.5 million), decreased interest income ($0.7 million), and decreased equity income ($0.9 million).

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

Gross Profit

   Gross profit margin, excluding unusual items, was 39.8% for the first six months of 1996 and 40.4% for the first six months of 1995.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses, excluding unusual items, increased as a percentage of sales to 20.5% in the first six months of 1996 from 18.1% in the same period of 1995 due to an increase in research and development expenditures related to the acceleration of product prototyping activity for wireless communications and wired telephony applications.
Most of this increase was attributable to Lasertron which was acquired in September 1995.


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

Liquidity and Capital Resources

   Cash flow from operations increased to $25.1 million in the first six months of 1996 from $21.0 million generated in the same period in 1995, reflecting an increase in income from operations combined with a reduction in working capital. The Company accelerated its rate of capital spending to $12.1 in the first six months of 1996 million from $6.3 million in the same period for 1995 due, in part, to new capacity brought on line to support higher production volumes and new products and, in part, to additional expenditures for automation of production processes to reduce both cost and manufacturing cycle time, expanded use of CAD/CAM capability and new prototyping equipment to reduce development cycle times.

   Debt net of cash decreased to $41.8 million at June 30, 1996 from $89.4 million at December 31, 1995. The cash proceeds from the sale of the Company's 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, were used to reduce $29.0 million of debt. In addition, the Company paid $20.5 of debt in the first six months of 1996.


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