Form 10-Q/A
period 1996-09-30
OAK INDUSTRIES INC
filed 1997-02-10
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                  FORM 10-Q/A
                              ------------------

                          Amendment No. 1 to Form 10-Q
                       For Quarter Ended September 30, 1996

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

The undersigned registrant hereby amends the following items, financial statements, and other portions of its quarterly report on Form 10-Q for quarter ended September 30, 1996 as set forth on the pages attached hereto.

===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)




                                                       September 30, 1996              December 31, 1995
                                                          (Unaudited)
                                                       ------------------              -----------------
ASSETS
Current Assets:
  Cash and cash equivalents..................                      $  10,623                     $  16,842
   Receivables, less reserve.................                         44,619                        38,314
   Inventories:
      Raw materials..........................         $   12,932                  $   12,308
      Work in process........................             28,145                      29,679
      Finished goods.........................             10,155      51,232           6,527        48,514
                                                      ----------                  ----------
   Deferred income taxes.....................                         12,829                        19,900
   Other current assets......................                          3,479                         3,088
                                                                   ---------                     ---------
         Total current assets................                        122,782                       126,658
Plant and Equipment, at cost.................            140,657                    123,083
Less - accumulated depreciation..............            (76,497)     64,160        (70,009)        53,074
                                                      ----------                  ---------
Deferred income taxes........................                          8,392                        17,242
Goodwill and other intangible assets, less
   accumulated amortization of
   $10,170 and $9,518........................                         76,663                        79,094
Investments in affiliates....................                          8,356                        20,940
Net assets of discontinued operations........                          8,727                         8,438
Other assets.................................                          7,331                         7,098
                                                                   ---------                     ---------
         Total assets........................                      $ 296,411                     $ 312,544
                                                                   =========                     =========
Liabilities and Stockholders' Equity

Current Liabilities:
   Current portion of long-term debt.........                      $   5,098                     $   14,691
   Accounts payable..........................                         16,170                         15,103
   Accrued liabilities.......................                         27,347                         23,696
                                                                   ---------                     ----------
         Total current liabilities ..........                         48,615                         53,490

Other liabilities............................                          7,546                         11,628

Long-term debt...............................                         38,416                         91,570

Minority interest............................                         43,254                         36,643

Stockholders' Equity:
   Common stock..............................                182                        177
   Additional paid-in capital................            289,589                    282,179
   Accumulated deficit.......................           (129,396)                  (161,528)
   Other.....................................             (1,795)    158,580         (1,615)        119,213
                                                      -----------  ---------      ---------      ----------

         Total liabilities and stockholders'
              equity.........................                      $ 296,411                     $  312,544
                                                                   =========                     ==========


See accompanying notes to condensed consolidated financial statements.



CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                       For the Three Months         For the Nine Months
                                                        Ended September 30,         Ended September 30,
                                                      ----------------------      ----------------------
                                                        1996          1995          1996         1995
                                                      --------      --------      --------      --------

Net sales.......................................      $  74,086     $  59,886    $ 233,413     $ 186,338
Cost of sales...................................        (45,416)      (36,435)    (142,479)     (111,790)
                                                      ---------     ---------    ---------     ---------
Gross profit....................................         28,670        23,451       90,934        74,548
Selling, general and administrative expenses....        (14,504)      (12,018)     (48,129)      (34,881)
Purchased in-process research and development...             -        (80,872)          -        (80,872)
                                                      ---------     ---------    ---------     ---------

Operating income (loss).........................         14,166       (69,439)      42,805       (41,205)

Interest expense................................           (990)       (1,469)      (4,100)       (4,068)
Interest income.................................            108           451          374         1,426
Gain on sale of equity investments..............            952            -        21,502            -
Equity in net income (loss) of
   affiliated companies.........................           (159)          236       (1,065)        1,171
                                                      ---------     ---------    ---------     ---------
Income (loss) from continuing operations before
   income taxes and minority interest...........         14,077       (70,221)      59,516       (42,676)

Income taxes....................................         (4,884)       (4,152)     (22,215)       (6,617)

Minority interest in net income of subsidiaries.         (1,786)       (2,400)      (6,611)       (7,738)
                                                      ---------     ---------    ---------     ---------
Income (loss) from continuing operations........          7,407       (76,773)      30,690       (57,031)

Income from discontinued operations, net of
   income taxes.................................            358           538        1,442         2,334
                                                      ---------     ---------    ---------     ---------
Net income (loss) before extraordinary charge...          7,765       (76,235)      32,132       (54,697)

Extraordinary charge for early extinguishment
   of debt, net of income tax benefit of $1,506
   and minority interest benefit of $746........             #         (1,610)          #        (1,610)
                                                      ---------     ---------    ---------     ---------

Net income (loss)...............................      $   7,765     $ (77,845)   $  32,132     $ (56,307)
                                                      =========     =========    =========     =========

Income (loss) per common share:
   Continuing operations........................      $     .39     $   (4.11)   $    1.65     $   (3.06)
   Discontinued operations......................            .02           .03          .08           .12
   Extraordinary charge.........................             #           (.09)          #          (.09)
                                                      ---------     ---------    ---------     ---------
   Net income (loss)............................      $     .41     $   (4.17)   $    1.73     $   (3.03)
                                                      =========     =========    =========     =========
Weighted average shares.........................         18,827        18,679       18,612        18,613
                                                      =========     =========    =========     =========

See accompanying notes to condensed consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                 For the Nine Months
                                                                  Ended September 30,
                                                                ----------------------
                                                                  1996          1995
                                                                --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Net income...........................................        $ 30,690      $ (57,031)
   Adjustments to reconcile income (loss)
       from continuing operations to net cash provided
       by operations:
         Purchased in-process research and
           development charge...........................              -          80,872
         Depreciation and amortization..................           9,498          8,400
         Change in minority interest....................           6,611          7,738
         Gain on sale of equity investment..............         (21,502)             -
         Change in assets and liabilities...............          10,556         (9,272)
         Other..........................................            (123)        (1,928)
                                                                --------      ---------
Net cash provided by continuing operations..............          35,730         28,779
                                                                --------      ---------

Investing Activities:
   Capital expenditures.................................         (18,798)      (10,900)
   Acquisition of business, net of cash acquired........              -       (100,019)
   Proceeds from the sale of equity investment..........          30,871             -
   Other................................................             337           277
                                                                --------      --------
Net cash provided by (used in) investing activities.....          12,410      (110,642)
                                                                --------      --------
Financing Activities:
   Long-term borrowings..................................             -        114,000
   Repayment of borrowings...............................        (62,747)      (22,315)
   Early retirement of debt..............................             -        (28,610)
   Exercise of options...................................          7,352           441
   Other.................................................            285        (1,627)
                                                                --------      --------
Net cash provided by (used in) financing activities......        (55,110)       61,889
                                                                --------      --------

Effect of exchange rates.................................           (402)        1,180
                                                                --------      --------

Net cash provided by discontinued operations.............          1,153           681
                                                                --------      --------

Cash and Cash Equivalents:
   Net change during the period..........................         (6,219)      (18,113)
   Balance, beginning of period..........................         16,842        37,548
                                                                --------      --------
   Balance, end of period................................       $ 10,623      $ 19,435
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

2. In early 1997, the Company discovered that the controller of one of its divisions, in collusion with two of his assistants, capitalized certain amounts which should have been expensed in the periods incurred. The amounts involved, which totaled $3,518,000 ($2,181,000 after taxes), or $.12 per share, relate to portions of fiscal years 1995 and 1996. Because the irregularities which relate to 1995 were not material, the 1995 financial statements were not restated; the first, second, and third quarters of 1996 have been restated, and the cumulative effect of the 1995 misstatements is reflected in the restated financial statements for the three months ended March 31, 1996. All amounts in this Form 10-Q/A have been adjusted, as appropriate, to reflect the foregoing. In response to this employee misconduct, the Company conducted an investigation of this matter involving outside legal counsel and the Company's independent accountants, terminated the employment of the individuals involved, and executed a review of the internal control system at the applicable division. The impact of these adjustments on the Company's financial results for the three and nine months ended September 30 as originally reported is summarized below (dollars in thousands, except per share data):



                                                For The Three Months              For The Nine Months
                                              Ended September 30, 1996         Ended September 30, 1996
                                              -------------------------        ------------------------
                                                    As                              As
                                                 Previously       As             Previously       As
                                                  Reported     Restated           Reported     Restated
                                              -------------------------    ----------------------------
   Sales...............................           $  74,086    $  74,086          $  233,413   $   233,413
   Operating income....................              14,980       14,166              46,323        42,805
   Income from continuing
       operations before income
       taxes and minority interest.....              14,891       14,077              63,034        59,516
   Income from continuing operations...               7,912        7,407              32,871        30,690
   Net income..........................               8,270        7,765              34,313        32,132
   Net income per common share.........           $     .44    $     .41          $     1.84   $      1.73



3. Interest paid on debt for the three months ending September 30, 1996 and 1995 was $841,000 and $532,000, respectively, and for the nine months ending September 30, 1996 and 1995 was $4,096,000 and $2,806,000,
respectively. Income taxes, consisting primarily of foreign and state, paid during the three months ended September 30, 1996 and 1995 were $831,000 and $960,000, respectively, and during the nine months ended September 30, 1996 and 1995 were $5,407,000 and $2,707,000, respectively.

4. During the third quarter of 1996, the Company completed the sale of its 45% interest in O/E/N India Ltd. for $1,471,000 in cash. As a result of this sale the Company reported a pre-tax gain of $952,000 on the "Gain on sale of equity investments" line of the Consolidated Statement of Operations in the third quarter of 1996.

5. During the first quarter of 1996, the Company sold its 49% interest in Video 44 (WENS-TV Channel 44), a Hispanic television station located in Chicago, and received net proceeds of $29,400,000. The Company recorded a pre-tax gain of $20,550,000 from the sale. Proceeds of $29,000,000 were used to reduce debt.

6. During the first quarter of 1996, the Company recorded a pre-tax charge of $1,900,000 associated with the write down of certain assets and a reserve for potential legal and environmental costs.

7. Certain items in the 1995 Consolidated Statement of Operations have been reclassified to conform with 1996 presentation.

8. In October 1996, the Company sold its Nordco Inc. ("Nordco") subsidiary to an affiliate of Banc One Venture Corporation and members of Nordco management for net cash proceeds of approximately $19,381,000. The Company will report a gain of approximately $9,367,000 from the sale in the fourth quarter of 1996. Because the tax basis of Nordco is greater than the sales price, the Company will not pay income taxes nor record an income tax provision related to this transaction.

      As a result of the sale of Nordco, the Company has restated its prior year consolidated financial statements to reflect Nordco as a discontinued operation. The results of the discontinued operations reflected in the consolidated statements of operations are as follows ($000s):




                                                        For The Three Months          For The Nine Months
                                                          Ended September 30,         Ended September 30,
                                                           1996         1995           1996         1995
                                                        -----------------------       --------------------

                                                                                        <c<
   Net sales................................               $ 4,694       $ 5,156        $ 16,715     $ 17,236
                                                           =======       =======        ========     ========

   Gross profit.............................               $ 1,628       $ 2,086        $  5,780     $  6,475
                                                           =======       =======        ========     ========

   Earnings before income taxes.............               $   577       $   882        $  2,325     $  2,852
   Income taxes.............................                  (219)         (344)           (883)        (518)
                                                           -------       -------        --------     --------
   Net earnings from discontinued
       operations...........................               $   358       $   538        $  1,442     $  2,334
                                                           =======       =======        ========     ========


   The components of net assets of discontinued operations included in the
Consolidated    Balance Sheet at September 30, 1996 and December 31, 1995
were as follows ($000s):


                                                    September 30, 1996   December 31, 1995



   Inventories............................               $   3,719           $   3,814
   Receivables, less reserve..............                   3,623               2,317
   Other current assets...................                     697                 827
   PPandE, net............................                     517                 494
   Intangibles, net.......................                     612                 699
   Other..................................                     907               1,742
   Current liabilities....................                  (1,348)             (1,455)
                                                         ---------           ---------
   Net assets of discontinued operations..               $   8,727           $   8,438
                                                         =========           =========


b) On November 1, 1996, the Company purchased the 20% interest in Connector Holding Co. ("Connector") owned by certain affiliates of Bain Capital, Inc. ("Bain") for approximately $95,000,000 in cash, including transaction expenses. Because Connector owns 85% of Gilbert Engineering Co., Inc. ("Gilbert"), as a result of this transaction the Company acquired a 17% indirect interest in Gilbert. The acquisition will be accounted for as a purchase and accordingly the minority interest related to Bain subsequent to the date of acquisition will be excluded from the Company's future consolidated financial statements. Goodwill of approximately $72,000,000 resulting from this acquisition will be amortized over 36 years. The purchase price was financed with the proceeds from a new $300,000,000 revolving credit facility.

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

      The Facility will be reduced by $50,000,000 on each of November 1, 1999 and November 1, 2000 and matures on December 31, 2001.

d) On November 15, 1996, the Company announced that it had agreed to purchase the 15% interest in Gilbert that is currently owned by certain members of the management of Gilbert. The Company expects to purchase 7.5% of Gilbert from Gilbert management in the fourth quarter of 1996 at a purchase price of approximately $30,600,000. This acquisition will be accounted for as a purchase and accordingly, the minority interest related to the portion purchased from Gilbert management subsequent to the date of acquisition will be excluded from the Company's future consolidated financial statements. Substantially all of the goodwill of approximately $20,000,000 resulting from this acquisition will be amortized over 36 years. Upon the consummation of this transaction in the fourth quarter of 1996, the Company will own 92.5% of Gilbert. The Company will purchase the remaining 7.5% over the next two years at a price that will be a multiple of earnings. These transactions will be financed with working capital and the borrowings from the new $300,000,000 revolving credit facility.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The Company has restated its interim financial statements for the first, second, and third quarters of 1996 as described in Note 2 of Notes to Condensed Consolidated Financial Statements. This restatement relates to the reversal of certain capitalized amounts that should have been expensed in the periods incurred.

   In October 1996, the Company sold its Nordco Inc. ("Nordco") subsidiary which was the only business included in the Other Segment. As a result of the sale, the Company has restated prior year consolidated financial statements to reflect Nordco as a discontinued operation. The Company now operates entirely in one segment, the Components Segment. The Company will report a gain of approximately $9.4 million from the sale in the fourth quarter of 1996.

   On November 1, 1996, the Company purchased the 20% interest in Connector Holding Co. ("Connector") owned by certain affiliates of Bain Capital, Inc. ("Bain") for approximately $95 million in cash, including transaction expenses. Because Connector owns 85% of Gilbert Engineering Co., Inc. ("Gilbert"), as a result of this transaction the Company acquired a 17% indirect interest in Gilbert. The acquisition will be accounted for as a purchase and accordingly the minority interest related to Bain subsequent to the date of acquisition will be excluded from the Company's future consolidated financial statements. Goodwill of approximately $72 million resulting from this acquisition will be amortized over 36 years. The purchase price was financed with the proceeds from a new $300 million revolving credit facility.

   In November 1996, the Company announced that it had agreed to purchase the 15% interest in Gilbert that is currently owned by certain members of the management of Gilbert. The Company expects to purchase 7.5% of Gilbert from Gilbert management in the fourth quarter of 1996 at a purchase price of approximately $30.6 million. This acquisition will be accounted for as a purchase and accordingly, the minority interest related to the portion purchased from Gilbert management subsequent to the date of acquisition will be excluded from the Company's future consolidated financial statements. Goodwill of approximately $20 million resulting from this acquisition will be amortized over 36 years. Upon the consummation of this transaction in the fourth quarter of 1996, the Company will own 92.5% of Gilbert. The Company will purchase the remaining 7.5% over the next two years at a price that will be a multiple of earnings. These transactions will be financed with working capital and the borrowings from the new $300 million revolving credit facility.

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

   The Company reported net income of $7.8 million in 1996 compared to a net loss of $77.8 million in 1995. The Company's results of operations for the three months ended September 30, 1996 and 1995 can be summarized as follows (in millions):




                                                             For The Three Months
                                                              Ended September 30,
                                                               1996         1995
                                                             ---------------------

   Pre-tax income excluding unusual items...............       $ 13.1        $ 11.2
   Income taxes.........................................         (4.5)         (4.3)
   Minority interest....................................         (1.8)         (2.4)
                                                               ------        ------
   Net income excluding unusual items...................          6.8           4.5

   Unusual items:
      Gain on the sale of equity investment (1).........           .9             #
      Purchased in-process research and
         development (2)................................            #         (80.9)
      Reversal of inventory write-up required by
         purchase accounting (3)........................            #           (.5)
      Tax effect of unusual items (1), (3)..............          (.3)           .2
      Income from discontinued operations...............           .4            .5
      Extraordinary charge for early extinguishment of
         debt (4).......................................            #          (1.6)
                                                               ------        ------
   Net income as reported...............................       $  7.8        $ (77.8)
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


   Income from continuing operations, excluding unusual items, increased 51.1% to $6.8 million in the third quarter of 1996 from $4.5 million recorded in the third quarter of 1995. Operating income before unusual items increased $2.2 million from third quarter 1995 results due primarily to incremental profits from higher sales volume.


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

Gross Profit

   The gross profit margin excluding unusual items, decreased to 38.7% for the third quarter of 1996 from 40.0% in the third quarter of 1995 due primarily to a higher mix of lower margin control components and expenses associated with the start up of the new Lasertron facilities in the third quarter of 1996. Adjustments to reflect inventories at fair value, required by purchase accounting for the acquisition of the 24.5% interest in Gilbert previously owned by Bain and certain members of Gilbert management, will flow through cost of sales as the inventories are assumed to be sold during the fourth quarter of 1996.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses, excluding unusual items, increased from $12.0 million in the third quarter of 1995 to $14.5 million in the third quarter of 1996 due to the inclusion of Lasertron for a full quarter in 1996 and for only one month in 1995. Despite this increase, selling, general and administrative expenses decreased as a percentage of sales to 19.6% in the third quarter of 1996 from 20.1% in the third quarter of 1995. Beginning with the fourth quarter of 1996, annual amortization expense of approximately $2.5 million relating to the goodwill from the purchase of the 24.5% interest in Gilbert previously owned by Bain and by certain members of Gilbert management, will be reflected in selling, general and administrative expenses.

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

Income Taxes

   The effective income tax rate excluding unusual items was 34.4% for the third quarter of 1996 as compared to 39.0% in the third quarter of 1995. This reduction in the tax rate was the result of the favorable resolution of several state tax matters during the third quarter of 1996.

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

   The Company reported net income of $32.1 million for the first nine months of 1996 compared to a loss of $56.3 million in 1995. However, both periods include unusual items as detailed below. Net income for the first nine months of 1996 includes a net gain of $13.3 million ($21.5 million less $8.2 million income tax expense) from the sale of the Company's 49% interest in Video 44, a joint venture owning WSNS-TV Channel 44 and the sale of the Company's 45% interest in O/E/N India Ltd. and the write down of certain assets and a reserve to cover certain legal and environmental contingencies of $1.2 million. The first nine months of 1996 also include certain amounts which should have been expensed in the periods incurred. Since the irregularities which occurred in 1995 were not material ($1.1 million) to the 1995 results, the 1995 financials were not restated. The irregularities which occurred in 1995 are reflected as an unusual item in the first nine months of 1996.

   The Company's results of operations for the first nine months of 1996 and 1995 can be summarized as follows (in millions):



                                                    For The Nine Months      For The Nine Months
                                                     Ended September 30,      Ended September 30,
                                                          1996                        1995
                                                    -------------------      --------------------

   Pre-tax income excluding unusual items........          $  41.1                     $  38.7
   Income taxes..................................            (15.3)                       (6.8)
   Minority interest.............................             (6.6)                       (7.7)
                                                           -------                     -------
   Net income excluding unusual items............             19.2                        24.2

   Unusual items:
      Gain on the sale of equity investment......             21.5                          -
      Asset write down and other reserves........             (1.9)                         -
      Improperly capitalized expenses............             (1.1)                         -
      Tax impact of unusual items................             (7.0)                         -
      Purchased in-process research and
         development (1).........................                -                      (80.9)
      Reversal of inventory write-up required
         by purchase accounting (2)..............                -                        (.5)
      Tax effect of reversal of inventory
          write-up (2)...........................                -                         .2
      Income from discontinued operations........              1.4                        2.3
      Extraordinary charge for early
          extinguishment of debt (3).............                -                       (1.6)
                                                           --------                    ------
   Net income (loss) as reported.................          $  32.1                     $(56.3)
                                                           ========                    =======


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


   The first nine months of 1996 income tax provision, excluding the impact of unusual items, increased $8.5 million over the same period in 1995 principally due to an increase in the effective tax rate for financial reporting purposes. The annual effective income tax rate for financial reporting purposes increased to 37% in the first nine months of 1996 from 18% in the corresponding period of the prior year reflecting the provision of a full U.S. statutory rate beginning in the third quarter of 1995.

   Minority interest decreased $1.1 million in the first nine months of 1996 as compared to the same period in 1995, due to the fact that as a result of a tax sharing agreement between the Company and Gilbert, the minority interest of Gilbert benefited from a lower tax rate for financial reporting purposes in the first nine months of 1995.

   Pre-tax income before minority interest and unusual items increased by $2.4 million to $41.1 million in the first nine months of 1996 from $38.7 million recorded in 1995. Operating income, before unusual items, increased $4.8 million from 1995 results due primarily to incremental profits from higher sales volume and it was partially offset by decreased interest income ($1.1 million) and decreased equity income ($1.3 million).

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

Gross Profit

   Gross profit margin, excluding unusual items, was 39.4% for the first nine months of 1996 and 40.3% for the same period in 1995.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses, excluding unusual items, increased as a percentage of sales to 20.2% in the first nine months of 1996 from 18.7% in the same period of 1995 due to an increase in research and development expenditures related to the acceleration of product prototyping activity for wireless communications and wired telephony applications. Most of the increase was attributable to Lasertron which was acquired in September 1995.

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

   Debt net of cash decreased to $32.9 million at September 30, 1996 from $89.4 million at December 31, 1995. Cash proceeds of $29.0 million from the sale of the Company's 49% interest in Video 44 (WSNS-TV Channel 44), a Hispanic television station located in Chicago, were used to reduce debt. In addition, the Company repaid $33.7 of debt in the first nine months of 1996.

   On November 1, 1996, the Company entered into a new credit agreement with various lenders which provides for a $300 million revolving credit facility (the "Facility"). On November 1, 1996, proceeds of $95 million from the Facility were used to purchase the minority interest of Connector held by Bain and $21 million was used to refinance existing indebtedness of the Company. The Company's previously existing $200 million credit agreements were terminated on November 1, 1996.

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

   In November 1996, the Company announced that it had agreed to purchase the 15% interest in Gilbert that is currently owned by certain members of the management of Gilbert. The Company expects to purchase from Gilbert management 7.5% of Gilbert in the fourth quarter of 1996 at a purchase price of approximately $30.6 million. Upon the consummation of this transaction in the fourth quarter of 1996, the Company will own 92.5% of
Gilbert.   The Company will purchase the remaining 7.5% over the next two years at a price that will be a multiple of earnings. These transactions will be financed with working capital and the borrowings from the new $300 million revolving credit facility.

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