Form 10-K
period 1996-12-31
OAK INDUSTRIES INC
filed 1997-03-05
CIK 73568

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

                 For the fiscal year ended December 31, 1996

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

                                                   NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                       ON WHICH REGISTERED
  Common Stock, $0.01 par value, together with      New York Stock Exchange
  Junior Prefered Stock Purchase Rights             Pacific Stock Exchange

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

     The aggregate market value of Registrant's Common Stock held by persons who are not affiliates of Registrant was $380,682,178 on February 19, 1997.

     The Registrant had 18,236,272 shares of Common Stock, $0.01 par value, issued and outstanding on February 19, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE



       Proxy Statement to be filed no later
       than March 31, 1997......................Part III, Items 10-13

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

   The Company operates entirely in one industry segment, the Components Segment. The Components Segment designs, manufactures and sells active and passive components for communications networks including cable connectors, frequency control devices and fiber optic lasers. This segment also designs, manufactures and sells components for the home gas cooking appliance industry as well as a broad line of control and sensing devices for use in testing equipment and industrial applications.

   On February 26, 1996, the Company sold its 49% interest in Video 44 (WSNS-TV Channel 44), and received net proceeds of $29.4 million which was used to reduce debt. The Company recorded a pre-tax gain of $20.5 million from the sale.

   On October 8, 1996, the Company sold its Nordco Inc. ("Nordco") subsidiary to an affiliate of Banc One Venture Corporation and members of Nordco management for net cash proceeds of approximately $19.4 million. Nordco had previously been reported as the "other" segment and as a result of the sale, the Company has restated prior year consolidated financial statements to reflect Nordco as a discontinued operation.

   On November 1, 1996, the Company purchased the 20% interest in Connector Holding Company ("Connector") owned by certain affiliates of Bain Capital, Inc. ("Bain") for approximately $95.0 million in cash, including transaction expenses. Connector owns 85% of Gilbert Engineering Co., Inc. ("Gilbert"), and as a result of this transaction the Company acquired Bain's 17% indirect interest in Gilbert. The acquisition was accounted for as a purchase, and accordingly, the minority interest expense previously related to Bain is excluded from the Company's consolidated financial statements subsequent to the date of acquisition. Goodwill of approximately $72 million resulting from this acquisition is being amortized over 36 years. The purchase price was financed with the proceeds from a new $300 million revolving credit facility (as discussed below).

   On November 1, 1996, the Company entered into a new credit agreement with various lenders that provides for a $300 million unsecured revolving credit facility (the "Facility"). On November 1, 1996, borrowings of $95 million under the Facility were used to purchase the minority interest of Connector owned by Bain and $21 million was used to refinance existing indebtedness of the Company. The Company's previously existing credit agreements were terminated on November 1, 1996. The Company incurred a non-cash, after tax charge of approximately $0.9 million in 1996 related to the early extinguishment of the former credit facilities.

   On November 15, 1996, the Company agreed to purchase the 15% interest in Gilbert owned by management of Gilbert. The Company purchased 7.5% of Gilbert from Gilbert management in the fourth quarter of 1996 at a purchase price of approximately $30.6 million. The purchase price was financed with the borrowings under the Facility. This acquisition was accounted for as a purchase and accordingly the minority interest expense related to the portion purchased from Gilbert management is excluded from the Company's consolidated financial statements subsequent to the date of acquisition. Goodwill of approximately $20 million resulting from this acquisition is being amortized over 36 years. The Company now owns 92.5% of Gilbert. The Company intends to purchase the remaining 7.5% interest owned by certain members of Gilbert management over the next two years at a price that will be an agreed multiple of Gilbert's earnings before interest and taxes. These transactions will be financed with working capital and borrowings under the new Facility.

            (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

   The Company's operations are conducted in one industry segment, the Components Segment. For information regarding sales, operating income and identifiable assets, see Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

                 (C) NARRATIVE DESCRIPTION OF BUSINESS

Overview

   The Company manufactures coaxial connectors for CATV systems, frequency control devices for wireless communications, fiber optic components for communications, controls for home gas cooking appliances, and switches and encoders for test and measurement and communications.

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

Communications Components

   The Company's communications components include coaxial cable connectors, microwave connectors, quartz-based crystals, oscillators, fiber optic laser pumps, transmitters and detectors. These products are used in a broad range of applications in communications networks. Collectively, communications components accounted for approximately 70%, 68% and 59% of the Company's net sales for 1996, 1995 and 1994 respectively.

   CATV Connectors. The Company's Gilbert subsidiary is a leading manufacturer of coaxial connectors for the CATV industry. The Company manufactures both trunk and feeder connectors for use in the broadband distribution network, providing connections to coaxial cable lines, amplification equipment, power supplies and other active and passive devices. The Company also manufactures drop connectors used to link the distribution network to the subscriber's home. Gilbert's operations are based in Glendale, Arizona; Amboise, France; and Vordingborg, Denmark.

   Gilbert sells directly to the major multiple system operators ("MSOs"), the telephone operating companies, and to leading distributors of CATV components. Gilbert sells to its international customers from its locations in Arizona, France and Denmark. Gilbert's wholly owned French subsidiary, Societe d'Appareillages Electroniques, S.A. ("S.A.E."), sells primarily to cable operators in France and Western Europe. Cabel-Con A/S, a Danish subsidiary, sells to customers in Western Europe and other international markets.

   The CATV industry provides a service that delivers multiple channels of video entertainment to subscribers who pay a monthly fee. A cable system consists of three principal segments. The first is the headend where the cable system operator receives television signals via satellite, terrestrial, microwave and other sources. The headend facility organizes, processes and retransmits those signals through the second segment, the distribution network, to the subscriber. The distribution network typically consists of fiber optic and coaxial cables and associated optical and electronic equipment that take the signals from the headend and then transmit them throughout the cable system. The third segment is the subscriber drop, which extends from the distribution network to the subscriber's home, and connects either directly to the subscriber's television set or to a converter box. Connectors are used throughout the system to connect coaxial cable to electronic equipment such as amplifiers and at various termination points. In general, approximately 100 trunk and feeder connectors are used for each mile of coaxial cable in the distribution network, and approximately 15-20 drop connectors at each subscriber location.

   Industry sources estimate that cable service is available to 95% of households in the United States and more than 66% of those households are subscribers. As a result, the Company expects the majority of domestic revenue growth for Gilbert to come from the upgrade, rebuild and maintenance of existing cable systems. MSOs are continuing to upgrade their systems in order to improve signal quality and system reliability and to expand bandwidth to provide capacity for new services such as Internet access through cable modems, near video-on-demand and telephony. Cable networks are also being rebuilt or upgraded in response to new competitive multichannel services such as direct broadcast satellite and wireless cable. Industry data indicate that the majority of domestic cable systems have not yet been upgraded to 550 MHz or above, the minimum bandwidth targeted by MSOs to facilitate the deliveries of comprehensive services. Several of the Regional Bell Operating Companies and other traditional telephone companies are building broadband networks to offer video services to compete with the MSOs. Internationally, there is extensive new cable system construction in Asia, Latin America and Europe.

   Gilbert is the leading worldwide manufacturer of trunk and feeder connectors and a major U.S. manufacturer of drop connectors for the cable television industry. Although the market for these products is highly competitive with respect to price, quality and delivery, the Company believes it competes favorably with respect to each of these factors. The Company's connector products are engineered to meet stringent reliability requirements. Certain parties are attempting to develop technologies that could compete with those currently employed by Gilbert's customers. If successful, these developments could have a negative impact on Gilbert's business.

   The primary raw materials used in the manufacture of Gilbert's connectors are aluminum and brass. Gilbert currently purchases all of its aluminum requirements from a single supplier. Although the Company believes several alternative sources of supply of aluminum are available, a sudden disruption of its supply from this vendor could have a temporary adverse effect on the manufacture and sale of Gilbert's connector products. Gilbert is not dependent on any single supplier for its other raw materials other than discussed above. Management does not foresee any problems obtaining the raw materials necessary for the manufacture of connectors.

   Gilbert owns a number of patents but does not consider any one patent or group of patents material to the conduct of the business.

   Shipments of Gilbert's products are typically made shortly after the receipt of the order. Accordingly, the Company does not consider Gilbert's order backlog at any date to be a significant predictor of Gilbert's future results of operations.

   Frequency Control Devices. The Oak Frequency Control Group ("OFCG") is a leading supplier of quartz-based crystals and oscillators used within the wireless, military communications and test and instrumentation markets. Products are sold through its OFC, Croven Crystals Ltd., McCoy Crystals, H.E.S. International, Inc. ("H.E.S.") and McCoy International business units, which have manufacturing operations located in Mt. Holly Springs and Mercersburg, Pennsylvania; Whitby, Ontario, Canada; Kansas City, Kansas; and Charallave, Venezuela.

   Crystals and oscillators are highly engineered components that provide critical timing or frequency references for wireless communications networks, wired telephony systems, satellite communications and other applications requiring a high degree of signal precision. Vertical integration provides OFCG with significant cost and technology advantages in the market place. Precision crystals are the key component used in the manufacture of oscillators for wireless communications and other communications and test and instrumentation applications. H.E.S. is a leading supplier of hermetically sealed packages for the crystal and oscillator markets.

   There are four primary classes of crystal oscillators: uncompensated crystal oscillators ("XO"), temperature compensated crystal oscillators ("TCXO"), voltage controlled crystal oscillators ("VCXO"), and oven controlled crystal oscillators ("OCXO"). The type used depends on the performance characteristics required and the environment to which the oscillator will be exposed. OCXOs, for which OFCG is a leading manufacturer, provide the highest level of stability and are used when very precise timing and accuracy in frequency are required, such as in base stations for cellular, personal communications systems ("PCS") paging and mobile radio networks. Typically there are one or two OCXOs and eight to sixteen TXCOs and/or VCXOs in a cellular base station. The vast majority of the XO market is comprised of computer and consumer electronic applications, for which OFCG is not a participant. These products are characterized by standard designs and commodity pricing, and are predominantly supplied by Far Eastern manufacturers.

   OFCG has a leadership position in the design and manufacture of precision oscillators deployed in wireless base stations to synchronize the reception and retransmission of signals for cellular telephone, PCS, paging and mobile radio networks. OFCG has designed products that can be used with all major technologies used by cellular telephone and PCS service providers, including Code Division Multiple Access ("CDMA"), Time Division Multiple Access ("TDMA"), and Global System for Mobile Communications ("GSM").

   The Company continues to make significant investments in people and equipment to meet customer needs by enhancing product performance and quality while lowering costs. Development efforts are focused on incorporating advanced integrated designs to meet market demands for components with higher stability, smaller size and lower power consumption. OFCG has invested in highly automated production and test systems to increase capacity and is certified as an ISO 9001 manufacturer.

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

   The Company believes there is ready availability of the raw materials, principally natural and synthetic quartz, required for the production of its frequency control products. There are multiple suppliers of such raw materials, and the Company utilizes many of these suppliers. Moreover, the Company participates in a strategic joint venture with Alfa Quartz C.A. ("Alfa"), a subsidiary of Sural C.A. Alfa has made significant capital investments in its Venezuelan operations growing synthetic quartz for the world market. The strategic alliance provides the Company a ready supply of high-quality, low-cost crystal blanks.

   Fiber Optic Communications Components. The Company's Lasertron Inc., subsidiary ("Lasertron"), which operates in Bedford, Massachusetts, designs, manufactures and supplies active fiber optic components, including lasers and detectors, used primarily in long distance fiber optic telephone networks.

   Lasertron's amplification products, 980 nm wavelength pump lasers, are used in optical amplifiers to regenerate the light, which deteriorates as it passes through the fiber. Optical amplifiers offer significant cost reduction, higher levels of performance as well as increased network reliability. For these reasons, the major long distance carriers have been incorporating optical amplifiers in their networks.

   Lasertron's transmission components are used to generate or detect optical signals carried on fiber optic links. Transmission components continue to be upgraded in long distance networks to meet demands for increased capacity and higher data rates. Lasertron has developed a line of high speed transmission products for this market. Regional networks, long distance access infrastructure and international markets, where capacity requirements are not as demanding, will continue to use lower speed components.

   Lasertron is a supplier of active components for CATV that are used to amplify fiber optic signals being transmitted through the fiber optic portion of the network, allowing fiber optic interconnections between headends and from headends into the distribution network.

   Lasertron also provides products for the wireless communications industry. Products are being deployed in fiber optic links through remote antennas to extend wireless coverage in areas with poor reception, such as in tunnels and subways, and in dense urban areas with high capacity requirements, including large office buildings with high levels of cellular phone activity.

   Lasertron sells both directly and through distributors to its domestic and export customers which are primarily manufacturers of fiber optic communications, CATV or wireless communications equipment.

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

   The components manufactured by Lasertron incorporate semiconductor diode laser and detector elements that are coupled to an optical fiber and supplied as compact fiber optic modules. Lasertron purchases some of these elements, as well as semiconductor wafers used by the Company to produce these elements, from a sole supplier. An inability to obtain these elements or wafers would have a material adverse effect on the Company's operations. Lasertron is currently acquiring the technology and developing the expertise to manufacture elements from supplied wafers to reduce costs and to ensure consistent quality and adequate supply. This technology has been licensed from its sole supplier. If Lasertron is not successful in developing the expertise to manufacture elements from supplied wafers in 1997 or if the supply of wafers were inadequate to meet projected needs, the Company's results of operations could be materially adversely affected.

   Lasertron licenses a number of patents from third parties and considers several licenses to be material to the conduct of its business.

Controls Components

   Oak Controls is the market leader for components sold to the United States gas home cooking range appliance industry and a growing supplier of components for the outdoor grill industry. These components provide solutions for gas flow regulation, burner and oven control, and ignition and temperature control. The Company supplies all the major domestic gas manufacturers under the Harper-Wyman brand name. The Company also designs and manufactures switches and encoders for applications in the test and measurement, communications, medical and military markets sold under the OakGrigsby name. Collectively, Controls Components accounted for approximately 30%, 32% and 41% of the Company's net sales for 1996, 1995 and 1994, respectively.

   The Controls Group is aggressively pursuing a strategy to leverage its strong domestic position to penetrate international markets in South America and Europe, reducing reliance on the domestic industry. In addition, the Company is broadening its product line to allow greater participation in the outdoor gas grill market.

   As the OakGrigsby Inc. ("OakGrigsby") customer base transitions from traditional analog switch technology toward digital controls, OakGrigsby's product line is moving to sensors and controls. Products all use physical input, such as motion, to provide electrical or electronic output. Broader applications for the recently introduced line of motion sensors include gas pump meters, global positioning systems and medical equipment such as MRI scanners and liquid analyzers.

   The Company continued its aggressive investment program to further automate production at its facilities in Princeton, Illinois and Juarez, Mexico, which will improve product quality, reduce delivery lead times and lower costs. The Company also has made significant investments in engineering resources and computer-aided design systems to shorten its new product development cycle. Harper-Wyman's Mexican manufacturing facility received ISO 9002 certification during 1996.

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

   The market in which Harper-Wyman participates is very competitive in terms of price, quality and delivery, with significant competitors. Harper-Wyman believes it is a leading supplier to the market for its components in the domestic market. OakGrigsby supplies to a highly fragmented market and competes primarily on the basis of price, technology, innovation and distribution.

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

                          OTHER INVESTMENTS

   Wuhan Telecommunications Devices Company. The Company's Lasertron subsidiary owns a 50% interest in Wuhan Telecommunications Devices Company ("WTD"), located in the Peoples Republic of China. A research facility of the Ministry of Posts and Telecommunications owns the other 50%. WTD manufactures fiber optic, semiconductor laser components for the communications industry.

   McCoy (Cayman) Ltd. The Company owns a 50% interest in McCoy (Cayman) Ltd. which markets synthetic quartz crystal blanks to customers outside of the United States. McCoy (Cayman) Ltd., in turn, is the sole shareholder of Industrias McCoy de Venezuela C.A., which manufactures quartz crystal blanks.

   McCoy International.  The Company owns a 50% interest in McCoy
International, a Delaware partnership, which markets synthetic quartz crystal blanks to customers in the United States.

                                  EMPLOYEES

   At December 31, 1996, the Company had 2,944 employees, 1,906 of whom were located in the United States and 1,038 outside the United States. Of these employees, 161 are members of unions. The Company believes its relationships with its employees are good.

                                  BACKLOG

   The Company's backlog of domestic and foreign orders was $68,532,000 at December 31, 1996 and $77,597,000 at December 31, 1995.

   Substantially all orders in backlog are considered firm and are expected to be delivered within twelve months of the dates indicated above. Consistent with practices in the Company's businesses, a portion of the backlog is unscheduled as to the delivery date. Orders are normally cancelable subject to payment by the purchaser of charges incurred by the Company up to the time of cancellation.

             (D)  FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

   For information regarding foreign and domestic operations and export sales, see Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table lists the name, age, position and offices of all executive officers of the Company. The term of office of all executive officers will expire upon the holding of the first meeting of the Board of Directors following the 1997 Annual Meeting of Stockholders.


   Name                       Age     Position
---------                   ------   -----------

William S. Antle III......    52      Chairman of the Board since May 1996.
                                      President and Chief Executive Officer
                                      since December 1989.  From 1980-1989,
                                      Mr. Antle was at Bain and Company, an
                                      international strategy consulting
                                      firm, most recently as Executive Vice
                                      President.  From 1973-1980, Mr. Antle
                                      was an executive at Cummins Engine
                                      Company, a manufacturer of diesel
                                      engines, where from 1976-1980, he
                                      served as General Manager of several
                                      manufacturing facilities in the
                                      United Kingdom.

Coleman S. Hicks..........    53      Senior Vice President, General
                                      Counsel, and Secretary of Oak
                                      Industries Inc. and President, Oak
                                      Frequency Control Group since
                                      September 1995.  Prior to that time,
                                      Mr. Hicks was a partner at Covington
                                      and Burling, a Washington, D.C. law
                                      firm that he joined in 1972.  From
                                      February 1979 until 1981, Mr. Hicks
                                      served as General Counsel of the
                                      Department of the Navy.

Pamela F. Lenehan.........    44      Senior Vice President, Corporate
                                      Development and Treasurer since
                                      February 1995.  From 1981 until
                                      December 1994, Ms. Lenehan was at CS
                                      First Boston, an investment banking
                                      firm, most recently as Managing
                                      Director-Investment Banking.  From
                                      1974-1981, Ms. Lenehan was a lending
                                      officer at the Chase Manhattan Bank
                                      where she was a Vice President in the
                                      Corporate Banking Department.

Francis J. Lunger.........    51      Senior Vice President and Chief
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

ITEM 2.  PROPERTIES

   The Company believes that its plants and facilities are suitable and adequate for its business. They are well maintained, in sound operating condition, and in regular use. The table below sets forth the location and general character of important properties of the Company. Properties without reference to leases are owned by the Company.


                                                             Floor Space
                                                            (Approximate
       Location                                              Square Feet)
      ----------                                            -------------


Amboise, France {B,C}..................................         35,000   (2 buildings)
Aurora, Illinois (lease expires 11/30/99) {B}..........         18,000
Bedford, Massachusetts (lease expires 4/30/06) {B,C}...         80,000   (2 buildings)
Glendale, Arizona (leases expire 12/31/97, 12/31/98
    and 8/31/10) {B,C}.................................        202,820   (5 buildings)
Juarez, Mexico (lease expires 5/16/98) {C..............         51,000
Kansas City, Kansas {B,C} (lease expires 9/30/02)......         19,000
Mercersburg, Pennsylvania {C}..........................         34,000   (2 buildings)
Mt. Holly Springs, Pennsylvania {B,C}..................         79,000   (2 buildings)
Phoenix, Arizona (leases expire 8/31/06
    and 1/31/99) {B,C}.................................         43,000   (2 buildings)
Princeton, Illinois {C}................................        235,000   (2 buildings)
Sugar Grove, Illinois (leases expire 6/18/97
    and 12/14/01) {B,C}................................         86,000   (2 buildings)
Vordingborg, Denmark {B,C}.............................         31,000
Waltham, Massachusetts (lease expires 7/31/00) {A,B}...         15,000
Whitby, Ontario, Canada {B,C}..........................         25,000
Zaragosa, Mexico (lease expires 6/30/97) {C}...........         97,000

   {A}   Corporate Headquarters.
   {B}   Office Space.
   {C}   Manufacturing Facilities.

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

   During the fourth quarter of 1996, no matters were submitted to a vote of security holders.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

   The markets on which the common stock of the Company is traded are the New York Stock Exchange and the Pacific Stock Exchange. As of February 19, 1997, there were approximately 6,245 stockholders of record of common stock of the Company.

   Information regarding the trading price of the Company's common stock as reported on the New York Stock Exchange for each quarterly period during the last two fiscal years is set forth below. No dividends on the Company's common stock were paid during 1996 or 1995. (See description of dividend restrictions included in the Revolving Credit Facility Agreement in Note 5 of the Notes to Consolidated Financial Statements.)


                                         Price of Common Stock
                                      ----------------------------
                                       1996                   1995
                                      ------                 ------

                                   High      Low          High      Low
                                   ----      ---          ----      ---

First Quarter...............     $25 5/8   $18 3/4      $28 3/8   $22 1/2
Second Quarter..............      31 3/4    23 1/8       30 3/8    25 1/8
Third Quarter...............      33 3/4    27 1/8       32        22 3/8
Fourth Quarter..............      39        22           30 3/8    16 1/2


ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL RESULTS

                                                   YEAR ENDED DECEMBER 31
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                               -------------------------------------------------------------------
                                   1996          1995          1994          1993          1992
                               -----------   -----------   -----------   -----------   -----------

Net sales................      $   303,536   $   255,364   $   230,894   $   204,417   $   126,146
Purchased in-process
   research and
   development expense...               --        80,872            --            --            --
Operating income (loss)..           46,987       (27,897)       44,113        29,815         5,503
Interest expense.........            5,767         6,273         5,906         6,973           520
Income (loss) from
    continuing operations
    before income taxes,
    minority interest and
    extraordinary charge.           62,012       (30,926)       41,840        25,246         8,527
Income (loss) from
   continuing operations.           31,976       (52,983)       41,041        25,710        10,206

Net income (loss)........           41,836       (52,124)       42,446        26,660        14,438

Earnings per common share:
   Continuing operations.             1.71         (2.87)         2.23          1.42           .58
   Net income (loss).....             2.24         (2.83)         2.31          1.47           .82

Cash dividends per common
   share.................               --            --            --            --            --

FINANCIAL POSITION

Working capital..........      $    79,019   $    73,168   $    67,544   $    64,772   $    50,953
Plant and equipment, net.           65,026        53,074        36,253        33,084        32,290
Total assets.............          374,285       312,544       279,800       231,201       221,013
Long-term debt, net
   of current maturities.          138,161        91,570        34,403        57,349        71,486
Stockholders' equity.....          171,723       119,213       167,150       126,919        98,074

GENERAL STATISTICS

Capital expenditures.....      $    23,205   $    16,942   $     6,723   $     6,946   $     3,996
Depreciation.............      $    10,028   $     7,694   $     6,569   $     6,037   $     4,290
Amortization of
   intangible assets.....      $     3,609   $     2,760   $     2,372   $     2,413   $       706
Average common shares
   outstanding...........       18,684,281    18,423,014    18,384,342    18,100,104    17,666,745
Number of recordholders
   (at year-end).........            6,312         7,144         8,346         9,732        12,146
Number of employees
   (at year-end).........            2,944         2,931         2,776         2,549         2,179
Salaries and wages.......      $    72,054   $    65,543   $    59,938   $    49,833   $    37,274


IITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996 Compared to 1995

   Sales for 1996 were $303.5 million, an increase of 18.9% over the $255.4 million in 1995 due primarily to incremental sales of Lasertron Inc., ("Lasertron") purchased in September 1995 and increased sales of controls components.

   The Company reported net income of $41.8 million in 1996 compared to a net loss of $52.1 million in 1995. Several unusual transactions affected the results of operations over the past two years. Net income for 1996 reflects a restructuring charge of $3.8 million, a gain of $21.5 million for the sale of equity investments, a gain of $9.4 million on the sale of a subsidiary, a $4.2 million charge associated with the write-down of certain assets and a reserve for potential legal and environmental matters, a $0.9 million charge to cost of goods sold related to the write-up of Gilbert inventory required by purchase accounting and an extraordinary charge of $0.9 million net of tax related to the early extinguishment of debt. In early 1997, the Company discovered that the controller of one of its divisions, in collusion with two of his assistants, capitalized certain amounts which should have been expensed in the periods incurred. Because the irregularities which occurred in 1995 were not material to the 1995 results ($1.1 million pre-tax, $0.7 million after-tax), the 1995 financial statements were not restated. The irregularities which occurred in 1995 are reflected as an unusual item below in 1996 results. Net income for 1995 reflects non-cash charges of $82.9 million associated with the acquisition of Lasertron, including an $80.9 million charge for purchased in-process research and development and a $2.0 million charge for the expensing of the write-up of purchased inventory. The 1995 results also include an extraordinary charge of $1.6 million net of tax and minority interest related to the early extinguishment of debt.

   The Company's results of operations for the past two years can be summarized as follows (dollars in millions):


                                                1996              1995
                                               ------            ------

   Pre-tax income excluding unusual
      transactions........................     $ 50.5            $ 51.9
   Income taxes...........................      (18.4)            (11.9)
   Minority interest......................       (7.3)            (10.9)
                                               ------            ------
   Net income excluding unusual
      transactions........................       24.8              29.1

   Lasertron purchased in-process R and D.         --             (80.9)
   Gain on sale of equity investments.....       21.5                --
   Restructuring charge...................       (3.8)               --
   Asset write-down and other reserves....       (4.2)               --
   Purchase accounting adjustments........       (0.9)             (2.0)
   Improperly capitalized expenses........       (1.1)               --
   Tax impact of unusual transactions
      above...............................       (4.4)              0.8
   Net income from discontinued
      operations..........................        1.4               2.5
   Extraordinary charge, early
      extinguishment of debt, net of tax..       (0.9)             (1.6)
   Gain on sale of discontinued operation,
      net of tax..........................        9.4                --
                                               ------            ------

   Net income (loss) as reported..........     $ 41.8            $(52.1)
                                               ======            ======


   The 1996 provision for income taxes excluding unusual transactions increased $6.5 million over the prior year principally due to an increase in the effective tax rate for financial reporting purposes. The annual effective income tax rate for financial reporting purposes increased to 36% in 1996 as compared to 23% in 1995 reflecting the provision of a full U.S. statutory rate in 1996.

   Minority interest expense excluding unusual transactions decreased $3.6 million due primarily to the result of a tax sharing agreement between the Company and Gilbert. The minority interest in Gilbert benefited from a lower tax rate for financial reporting purpose in 1995. The Company also purchased an additional 24.5% interest in Gilbert in late 1996 which lowered minority interest expense in 1996.

   Pre-tax income before minority interest and unusual transactions decreased slightly to $50.5 million in 1996 from the prior year level of $51.9 million. Operating income before unusual transactions increased $0.8 million from 1995 results and it was offset by the combination of decreased interest income ($1.1 million), decreased equity income ($1.6 million) and decreased interest expense of $0.5 million.

Communications Components

   Communications Components revenues increased 21.6% in 1996. Excluding the impact of the acquisition of Lasertron which, because it was acquired in September 1995, is not included in all of 1995 results, net sales increased 4.0% over the 1995 period. Communications Components includes the sales of Gilbert Engineering, a manufacturer of cable connectors, Lasertron, a manufacturer of active fiber optic components, and Oak Frequency Control Group, a manufacturer of quartz-based crystals and oscillators. These products are generally used in communications networks covering a broad range of applications, including wired telephony service, cable television and cellular communications. Sales of Communications Components are dependent on the rate of network infrastructure buildout and upgrade in both domestic and international markets. Excluding Lasertron, the Company's sales growth in 1996 is attributable to increased construction of cable television systems in international markets, upgrades of domestic cable systems, and expanding applications for products in cellular, paging and personal communications systems. A significant contract between Gilbert and one of its customers expires by its terms on December 31, 1997. The impact, if any, on this portion of the Company's business cannot be determined at this time.

Controls Components

   The sales of Controls Components increased 13.0% in 1996 to $91.9 million from the prior year level of $81.4 million. Controls Components consist primarily of flow and temperature control devices for gas cooking appliances and switches and encoders for equipment used in consumer, commercial, medical and military applications. Sales of Controls Components are sensitive to changes in consumer spending. Sales of Controls Components increased principally as the result of increased demand for sensing devices combined with modest sales growth of components for gas cooking.

Gross Profit

   The gross profit margin excluding unusual transactions decreased to 39.1% in 1996 from 40.4% in 1995 due primarily to higher volume sales of lower margin controls components. In aggregate, sales prices have declined modestly during the year. Material costs were relatively stable and wage rate increases were moderate.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses excluding unusual transactions increased $14.9 million, or 31%, in 1996 over the prior year due to an increase in research and development expenditures related to the acceleration of product prototyping activities for wireless communications and wired telephony applications. Most of the increase was attributable to Lasertron which was acquired in September 1995 and therefore not included in full year 1995 results. Annual amortization expense of approximately $2.5 million relating to the goodwill from the purchase of 24.5% interest in Gilbert in November 1996, will be reflected in selling, general, and administrative expense.

Interest

   Interest expense decreased slightly from $6.3 million in 1995 to $5.8 million in 1996. The decrease in interest expense reflected lower average borrowings during 1996.

   Interest income decreased from $1.7 million in 1995 to $0.5 million in 1996 as average cash balances decreased.

Equity Income (Loss)

   Equity in net income of affiliated companies excluding unusual transactions related to the write-down of certain joint ventures, decreased from $1.6 million in 1995 to a loss of $0.01 million in 1996. During 1996, the Company sold its 49% interest in Video 44 (WSNS-TV Channel 44), and received net proceeds of $29.4 million. The Company recorded a pre-tax gain of $20.5 million from the sale. Due to this transaction, the Company's proportionate share of Video 44's earnings was included in 1995 results but not in 1996 results subsequent to the sale. In addition, as a result of its acquisition of Lasertron, the Company has included in equity income its proportionate share of the earnings or losses of its 50% owned Wuhan Telecommunications Devices Company ("WTD"), located in the People's Republic of China in 1996 results.

1995 Compared to 1994

   Sales for 1995 reached $255.4 million, an increase of 10.6% over the $230.9 million in 1994 reflecting strong growth in Communications
Components businesses offset by a slow down in the sale of Controls
Components.

   The Company reported a net loss of $52.1 million in 1995 compared to net income of $42.4 million in 1994. Several unusual transactions affected the results of operations over these two years. Net income for 1995 includes non-cash after tax charges of $82.1 million associated with the acquisition of Lasertron, comprised of an $80.9 million charge for purchased in-process research and development and a $1.2 million after tax charge for the expensing of the write-up of purchased inventory. The 1995 results also include an extraordinary charge of $1.6 million net of tax and minority interest related to the early extinguishment of debt. Net income for 1994 includes a restructuring charge of $2.0 million, a $0.9 million tax gain resulting from a state income tax law change and a net tax benefit of $10.8 million (a $14.0 million tax benefit net of minority interest of $3.2 million) related to the recognition of tax net operating loss carryforwards.

   The Company's results of operations for these two years is summarized as follows (dollars in millions):



                                                           1995            1994
                                                          ------          ------

   Pre-tax income excluding unusual
      transactions...........................             $ 51.9          $ 43.9
   Income taxes..............................              (11.9)           (4.1)
   Minority interest.........................              (10.9)           (8.5)
                                                          ------          ------
   Net income excluding unusual transactions.               29.1            31.3

   Lasertron purchase accounting adjustments.              (82.1)             --
   Extraordinary charge, early
      extinguishment of debt.................               (1.6)             --
   Income from discontinued operations.......                2.5             1.4
   Restructuring charge......................                 --            (2.0)
   Tax gain..................................                 --             0.9
   Tax benefit of net operating loss
      carryforward, net of minority interest.                 --            10.8
                                                          ------          ------
   Net income (loss) as reported.............             $(52.1)         $ 42.4
                                                          ======          ======

   The 1995 provision for income taxes excluding unusual transactions increased $7.8 million over the prior year principally due to an increase in the effective tax rate for financial reporting purposes. Beginning in the third quarter of 1995, the Company began recording a full tax provision for financial reporting purposes. The Company had approximately $78.0 million of unused net operating loss carryforwards for tax return purposes at December 31, 1995 and will, therefore, pay minimal federal income taxes until these carryforwards are utilized.

   Minority interest expense excluding unusual transactions increased $2.4 million due to higher earnings at Gilbert Engineering. As a result of the tax sharing agreement between the Company and Gilbert, the tax liability for Gilbert has been calculated free of federal income taxes.

   Pre-tax income before minority interest and unusual transactions increased 18.2% to $51.9 million in 1995 from the prior year level of $43.9 million.

Communications Components

   Communications Components revenues increased 28.5% in 1995. Excluding the impact of the Lasertron acquisition in September 1995, net sales increased 22.0% over the 1994 period. Communications Components includes the sales of Gilbert Engineering, a manufacturer of cable connectors, Lasertron Inc., a manufacturer of active fiber optic components, and Oak Frequency Control Group, a manufacturer of quartz-based crystals and oscillators. These products are generally used in communications networks covering a broad range of applications, including wired telephony service, cable television and cellular communications. Sales of Communications Components are dependent on the rate of network infrastructure buildout and upgrade in both domestic and international markets. The Company's sales growth in 1995 is attributable to increased new construction of cable television systems in international markets, upgrades of domestic cable systems, and expanding applications for products in cellular, paging and personal communications systems.

Controls Components

   The sales of Controls Components decreased 12.6% in 1995 to $81.4 million from the prior year level of $93.1 million. Controls Components consist primarily of flow and temperature control devices for gas cooking appliances and switches and encoders for equipment used in consumer, commercial, medical and military applications. Sales of Controls Components are sensitive to changes in consumer spending. Sales of gas cooking appliances are particularly susceptible to changes in domestic housing starts, which were below expectations in the second half of 1995. The sales of switching devices for military applications also decreased during the year, offset by an increase in demand from commercial customers.

Gross Profit

   The gross profit margin excluding unusual transactions increased to 40.4% in 1995 from 37.6% in 1994. The improvement in profitability has been driven by cost reductions, productivity improvements and an enhanced mix of higher margin communications components. In aggregate, sales prices have declined modestly during the year. Material costs were relatively stable and wage rate increases were moderate.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses excluding unusual transactions increased $5.5 million, or 12.8%, in 1995 over the prior year but approximated 18% of sales in both periods. Research and development spending increased 53.7% to $4.7 million, accounting for $1.6 million of the change. The acquisition of Cabel-Con in June 1994 accounted for a portion of the increases.

Interest

   Interest expense increased from $5.9 million in 1994 to $6.3 million in 1995. The increase in interest expense reflected higher average borrowings during the first three quarters of 1995. However, in September 1995, the Company borrowed $80.0 million on its new debt facility in connection with the Lasertron acquisition. Interest expense in the fourth quarter of 1995 was $2.2 million.

   Interest income increased from $1.3 million in 1994 to $1.7 million in 1995 as average cash balances increased. However, in September 1995, the Company used approximately $20.0 million of cash in conjunction with the Lasertron acquisition. Interest income in the fourth quarter of 1995 was $0.2 million.

Equity Income

   Equity in net income of affiliated companies decreased from $2.3 million in 1994 to $1.6 million in 1995, primarily as a result of start up losses at McCoy de Venezuela S.A. de C.V., which manufactures quartz crystal blanks. Equity income related to Video 44 in 1995 approximated that of the prior year. As a result of its acquisition of Lasertron, the Company has included its proportionate share of the earnings and losses of its 50% owned Wuhan Telecommunications Devices Company ("WTD"), located in the Peoples Republic of China in 1995 results.

Liquidity and Capital Resources

   Cash flow from operations increased to $47.2 million in 1996 from $37.0 million in 1995, reflecting an increase in income from operations excluding unusual transactions, combined with a decrease in the level of working capital. The Company increased its capital spending to $23.2 million in 1996 from $16.9 million in 1995 due to: bringing on line new capacity to support higher production volumes and new products; automation of production processes to reduce both cost and manufacturing cycle time; and expanded use of CAD capabilities and new prototyping equipment to reduce development cycle times.

   On November 1, 1996, the Company entered into a new credit agreement with various lenders which provides for a $300 million unsecured revolving credit facility (the "Facility"). On November 1, 1996, borrowings of $95 million under the Facility were used to purchase the minority interest of Connector held by Bain and $21 million was used to refinance existing indebtedness of the Company. The Company's previous credit agreements were terminated on November 1, 1996. The Facility will be reduced by $50 million on each of November 1, 1999 and November 1, 2000 and matures on December 31, 2001.

   On November 15, 1996, the Company agreed to purchase the 15% interest in Gilbert owned by certain members of the management of Gilbert. The Company purchased from Gilbert management 7.5% of Gilbert in the fourth quarter of 1996 at a purchase price of approximately $30.6 million. The Company will purchase the remaining 7.5% over the next two years at a price that will be an agreed multiple of Gilbert's earnings before interest and taxes. These transactions will be financed with working capital and borrowings under the Facility.

   In October 1996, the Company sold Nordco to an affiliate of Banc One Venture Corporation and members of Nordco management for net cash proceeds of $19.4 million.

   As a result of the transactions above, debt net of cash increased to $132.3 million at December 31, 1996 from $89.4 million at December 31, 1995. Cash proceeds of $29.4 million from the sale of the Company's 49% interest in Video 44 (WSNS-TV Channel 44), and cash proceeds of $19.4 million from the sale of Nordco were used to reduce debt. In addition, the Company repaid $44.0 of debt in 1996 from cash generated from operations.

   In January 1997, the Company's Board of Directors authorized the repurchase of up to $75.0 million of the Company's common stock contingent on bank approval. The repurchased stock is to be held by the Company and used to meet the Company's obligations under its existing stock incentive plans and for other corporate purposes.

   The Company intends to pursue acquisitions in the communications sector which will enhance growth and profitability. An acquisition may require new borrowing arrangements. Currently, the Company has no commitment, understanding, or arrangement relating to any material acquisition and there is no assurance that any transactions will be completed in 1997.

   The Company believes that funds generated by operations, existing cash balances and its available credit facility will be sufficient to fund the Company's ongoing operations over the next year.

Risks and Uncertainties

   Revenues from sales of communications components will account for a majority of the Company's future revenues. Although demand for these products has grown in recent years with the buildout of communications networks in domestic and international markets, a decrease in the rate of infrastructure construction or upgrade programs could have an adverse impact on the Company's results of operations.

   The communications industry is very competitive and is characterized by rapid technological change, new product development, product obsolescence and evolving product specifications. Additionally, price competition in this market is intense with significant price erosion over the life cycle of a product. The ability of the Company to compete successfully depends on the continued introduction of new products and ongoing manufacturing cost reduction. The Company believes that it will continue to see varying degrees of price pressure across all product lines. These price pressures, if not offset by cost reductions, could result in lower average gross margins.

   Sales of the Company's controls components are in large part dependent on the production level of a few North American appliance manufacturers, which in turn is sensitive to the strength of the economy, including housing starts, consumer disposable income and interest rates. Adverse changes in the economy could have a negative impact on the Company's financial results.

   The Company currently buys a number of raw materials from single sources. In most cases there are readily available and qualified external alternative sources of supply. Although the Company does not at this time have a qualified second external source for one critical component used in the production of fiber optic modules, management believes there are other suppliers that could provide a like quality product on comparable terms. A change in suppliers for this product could cause a delay in manufacturing and adversely impact operating results.

   The Company must comply with governmental regulations relating to the environment. The cost of compliance with environmental regulations in 1996 was immaterial and is not expected to have a material effect on capital expenditures or operating results in 1997.

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            OAK INDUSTRIES INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page
                                                                 ------

REPORT OF INDEPENDENT ACCOUNTANTS............................     xx

FINANCIAL STATEMENTS -

   Consolidated Balance Sheet at December 31, 1996 and 1995..     xx

   Consolidated Statement of Operations for the years
      ended December 31, 1996, 1995 and 1994.................     xx

   Consolidated Statement of Stockholders' Equity for
      the years ended December 31, 1996, 1995 and 1994.......     xx

   Consolidated Statement of Cash Flows for the years
      ended December 31, 1996, 1995 and 1994.................     xx

   Notes to Consolidated Financial Statements................     xx

SCHEDULE -

   II   -   Valuation and Qualifying Accounts................     xx



                REPORT OF INDEPENDENT ACCOUNTANTS

   To the Board of Directors and Stockholders of Oak Industries Inc.

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oak Industries Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Boston, Massachusetts
January 31, 1997

                             OAK INDUSTRIES INC.
                         CONSOLIDATED BALANCE SHEET
                               AT DECEMBER 31
                           (DOLLARS IN THOUSANDS)

                                  ASSETS

                                                                1996           1995
                                                             ---------       --------
Current Assets:
   Cash and cash equivalents..........................       $   6,116      $  16,842
   Receivables, less reserves of $2,330 and $1,573....          40,202         38,314
   Inventories........................................          53,355         48,514
   Deferred income taxes..............................          22,210         19,900
   Other current assets...............................           2,641          3,088
                                                             ---------      ---------
         Total current assets.........................         124,524        126,658
                                                             ---------      ---------


Plant and Equipment:
   Land...............................................             931          1,001
   Buildings and leasehold improvements...............          23,584         18,036
   Machinery and equipment............................         111,082         97,559
   Furniture and fixtures.............................           7,803          6,487
                                                             ---------      ---------
                                                               143,400        123,083
   Less _ Accumulated depreciation....................         (78,374)       (70,009)
                                                             ---------      ---------
         Total plant and equipment....................          65,026         53,074
                                                             ---------      ---------


Other Assets:
   Deferred income taxes..............................           4,348         17,242
   Goodwill and other intangible assets,
     less accumulated amortization of $11,451
     and $9,518.......................................         166,498         79,094
   Investment in affiliates...........................           8,315         20,940
   Net assets of discontinued operations..............              --          8,438
   Other assets.......................................           5,574          7,098
                                                             ---------      ---------
         Total other assets...........................         184,735        132,812
                                                             ---------      ---------

         Total Assets..............................          $ 374,285      $ 312,544
                                                             =========      =========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                              OAK INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEET
                                AT DECEMBER 31
                            (DOLLARS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               1996            1995
                                                             --------        --------
Current Liabilities:
   Current portion of long-term debt..............          $     290        $  14,691
   Accounts payable...............................             16,162           15,103
   Accrued liabilities............................             29,053           23,696
                                                            ---------        ---------
      Total current liabilities...................             45,505           53,490
                                                            ---------        ---------


Other Liabilities:
   Deferred compensation and pensions.............              4,717            5,505
   Other..........................................              3,256            6,123
                                                            ---------        ---------
      Total other liabilities.....................              7,973           11,628
                                                            ---------        ---------


Long-Term Debt, Less Current Maturities...........            138,161           91,570
                                                            ---------        ---------

Minority Interest.................................             10,923           36,643
                                                            ---------        ---------

Commitments and Contingent Liabilities  (Note 12)

Stockholders' Equity:
   Preferred stock, no par value; authorized
       5,000,000 shares; none issued..............                 --               --
   Junior preferred stock, no par value;
       authorized 500,000 shares; none issued.....                 --               --
   Common stock, par value of $0.01;
       authorized 50,000,000 shares;issued
       18,482,069 and 17,667,788 shares...........                184              177
   Additional paid-in capital.....................            296,185          282,179
   Accumulated deficit............................           (119,692)        (161,528)
   Cumulative translation adjustment..............               (378)             248
   Unearned compensation - restricted stock.......             (2,945)              --
   Treasury stock, 64,487, and 65,672 shares......             (1,369)          (1,316)
   Stock purchase loans...........................               (262)            (547)
                                                            ---------         --------
      Total stockholders' equity..................            171,723          119,213
                                                            ---------         --------
          Total Liabilities and
            Stockholders'Equity...................          $ 374,285        $ 312,544
                                                            =========        =========

   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             OAK INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1996        1995        1994
                                                              --------    --------    --------
Net Sales............................................         $ 303,536   $ 255,364   $ 230,894
Cost of sales........................................          (189,410)   (154,281)   (144,145)
                                                              ---------   ---------   ---------
   Gross profit......................................           114,126     101,083      86,749
Selling, general and administrative expenses.........           (67,139)    (48,108)    (42,636)
Purchased in-process research and development........                --     (80,872)         --
                                                              ---------   ---------   ---------
   Operating income (loss)...........................            46,987     (27,897)     44,113
Interest expense.....................................            (5,767)     (6,273)     (5,906)
Interest income......................................               541       1,661       1,329
Gain on sales of equity investments..................            21,502          --          --
Equity in net income (loss) of affiliated companies..            (1,251)      1,583       2,304
                                                              ---------   ---------   ---------
   Income (loss) from continuing operations before
       income taxes,minority interest and
       extraordinary charge..........................            62,012     (30,926)     41,840
Income tax benefit (provision).......................           (22,764)    (11,199)     10,891
Minority interest in net income of subsidiaries......            (7,272)    (10,858)    (11,690)
                                                              ---------   ---------   ---------
   Income (loss) from continuing operations..........            31,976     (52,983)     41,041
Income from discontinued operations,net of tax.......             1,442       2,469       1,405
Gain on sale of discontinued operations, net of tax..             9,367          --          --
                                                              ---------   ---------   ---------
   Net income (loss) before extraordinary charge.....            42,785     (50,514)     42,446

Extraordinary charge for early extinguishment of
     debt, net of tax benefit of $582
     and $1,506 in 1996 and 1995 respectively;
     and minority interest of $746 in 1995...........              (949)     (1,610)         --
                                                              ---------   ---------   ---------
Net income (loss)....................................         $  41,836   $ (52,124)  $  42,446
                                                              =========   =========   =========



Income (loss) per common share:
   Continuing operations.............................         $    1.71   $   (2.87)  $    2.23
   Discontinued operations...........................               .08         .13         .08
   Gain on sale of discontinued operation............               .50          --          --
                                                              ---------   ---------   ---------
   Net income (loss) before extraordinary charge.....              2.29       (2.74)       2.31
   Extraordinary charge..............................              (.05)       (.09)         --
                                                              ---------   ---------   ---------
Net income (loss)....................................         $    2.24   $   (2.83)  $    2.31
                                                              =========   =========   =========

Average number of common shares outstanding..........            18,684      18,423      18,384
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

                           OAK INDUSTRIES INC.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 31
                       (DOLLARS IN THOUSANDS)




                               Additional                Cumulative                           Stock
                         Common  Paid-In   Accumulated  Translation   Unearned    Treasury  Purchase
                         Stock   Capital     Deficit     Adjustment  Compensation  Stock     Loans     Total
                         -----  ---------  -----------   ---------   ------------  -------  --------   -------


Balance,
  December 31, 1993..... $ 172  $ 280,467   $(151,850)   $ (530)    $     --     $   (35)   $(1,305)  $126,919
Net income..............    --        --       42,446        --           --          --         --     42,446
Current year translation
  adjustment............    --        --           --      (128)          --          --         --       (128)
Exercise of options
  and warrants..........     3      1,546          --        --           --        (418)        --      1,131
Acquisition of warrants.    --     (3,061)         --        --           --          --         --     (3,061)
Other...................    --         24          --        --           --        (442)       261       (157)
                         -----  ---------   ---------    ------     --------     -------    -------   --------
Balance,
  December 31, 1994.....   175    278,976    (109,404)     (658)          --        (895)    (1,044)   167,150
Net loss................    --         --     (52,124)       --           --          --         --    (52,124)
Current year translation
  adjustment............    --         --          --       906           --          --         --        906
Exercise of options.....     2      3,229          --        --           --         (43)        --      3,188
Other...................    --        (26)         --        --           --        (378)       497         93
                         -----  ---------   ---------    ------     --------     -------    -------   --------
Balance,
  December 31, 1995.....   177    282,179    (161,528)      248           --      (1,316)      (547)   119,213
Net income..............    --         --      41,836        --           --          --         --     41,836
Current year translation
  adjustment............    --         --          --      (626)          --          --         --       (626)
Exercise of options.....     6      8,762          --        --           --        (133)        --      8,635
Tax benefit from stock
  options...............    --      2,300          --        --           --          --         --      2,300
Issuance of restricted
  stock.................     1      2,944          --        --       (2,945)         --         --         --
Other...................    --         --          --        --           --          80        285        365
                         -----  ---------   ---------    ------     --------     -------    -------   --------
Balance,
  December 31, 1996..... $ 184  $ 296,185   $(119,692)   $ (378)    $ (2,945)    $(1,369)   $  (262)  $171,723
                         =====  =========   =========    ======     ========     =======    =======   ========



   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                            OAK INDUSTRIES INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31
                           (DOLLARS IN THOUSANDS)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

                                                                 1996           1995         1994
                                                               --------      ---------     --------
OPERATING ACTIVITIES:
   Income (loss) from continuing operations..............      $ 31,976      $ (52,983)    $ 41,041
   Adjustments to reconcile income (loss) from
           continuing operations to net cash provided
           by operations:
      Purchased in-process research and development......            --         80,872           --
      Depreciation and amortization......................        13,998         11,314       10,360
      Change in minority interest........................         7,273         10,858       11,690
      Gain on sales of equity investments................       (21,502)            --           --
      Undistributed earnings of affiliated companies.....         1,263           (723)      (1,464)
      Change in assets and liabilities, net
           of effects from acquisition of businesses:
         Receivables.....................................          (582)        (4,119)      (2,615)
         Inventories.....................................        (4,036)        (6,923)      (2,624)
         Accounts payable and accrued liabilities........         5,204         (5,618)       6,371
         Deferred compensation and pensions..............          (172)           (90)         134
         Deferred income taxes ..........................        14,690          6,292      (14,979)
         Other...........................................          (920)        (1,831)      (3,240)
                                                               --------      ---------     --------
Net cash provided by operations..........................        47,192         37,049       44,674
                                                               --------      ---------     --------
Investing Activities:
   Capital expenditures..................................       (23,205)       (16,942)      (6,723)
   Acquisition of businesses, net of cash acquired.......      (125,600)      (100,019)      (8,309)
   Proceeds from the sale of equity investment...........        30,871             --           --
   Advances to affiliated companies......................            --           (300)        (308)
   Disposition of business...............................            --             --        2,092
   Repayments from employees.............................           285            497          261
   Other.................................................           (12)          (116)         101
                                                               --------      ---------     --------
Net cash used in investing activities....................      (117,661)      (116,880)     (12,886)
                                                               --------      ---------     --------

Financing Activities:
   Long-term borrowings..................................       146,000        114,000           --
   Repayment of borrowings...............................       (92,810)       (30,020)     (11,860)
   Early retirement of debt..............................       (21,000)       (28,610)      (4,200)
   Exercise of options and warrants......................         8,635          3,188        1,155
   Acquisition of warrants...............................            --             --       (3,061)
   Deferred debt issuance costs..........................          (720)        (1,805)          --
   Other.................................................            --           (404)        (442)
                                                               --------      ---------     --------
Net cash provided by (used in) financing activities......        40,105         56,349      (18,408)
                                                               --------      ---------     --------

Effect of exchange rate changes on cash..................          (333)           906         (128)
                                                               --------      ---------     --------

Net cash provided by (used in) discontinued operations...        19,971          1,870       (2,971)
                                                               --------      ---------     --------

Net change during year...................................       (10,726)       (20,706)      10,281

Balance, beginning of year...............................        16,842         37,548       27,267
                                                               --------      ---------     --------
Balance, end of year.....................................      $  6,116      $  16,842     $ 37,548
                                                               ========      =========     ========


   The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

(1) NATURE OF BUSINESS:

   Oak Industries Inc. (the "Company") manufactures and sells active and passive components for communications networks including cable connectors, fiber optic lasers and frequency control devices. The Company also develops, manufactures and sells a broad line of control and sensing devices both electronic and mechanical for use in consumer appliances, testing equipment and industrial applications.

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

INVESTMENTS IN AFFILIATES

   The Company's investments in affiliates consist of a 50% interest in Wuhan Telecommunications Devices Company, a manufacturer of fiber optic components in Wuhan, The Peoples Republic of China and a 50% interest in McCoy (Cayman) Ltd. and McCoy International that, along with Industrias McCoy de Venezuela S.A. de C.V. manufacture quartz crystal blanks in Venezuela and market them to customers worldwide. Investments in these affiliated companies are recorded at cost plus equity in undistributed earnings. Dividends received from affiliated companies were $1,985,000, $860,000 and $840,000 for 1996, 1995, and 1994, respectively.

TRANSLATION OF FOREIGN CURRENCIES

   The financial statements of foreign subsidiaries are translated into U.
S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Under this statement, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the year. Resulting translation adjustments, if any, are made directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in net income when realized and are insignificant.

REVENUE RECOGNITION

   Revenues from product sales are recognized at the time products are shipped.

INVENTORIES

   Inventories are valued at the lower of cost (first-in, first-out basis) or market. Inventory costs, which include material, labor and factory manufacturing overhead expenses, are as follows (dollars in thousands):



                                              DECEMBER 31,
                                          -----------------
                                            1996        1995
                                          -------      ------
Raw materials.......................     $ 13,134    $ 12,308
Work in process.....................       28,182      29,679
Finished goods......................       12,039       6,527
                                         -------     --------
                                         $ 53,355    $ 48,514
                                         ========    ========


PLANT AND EQUIPMENT

   Plant and equipment are stated at cost. Replacements and improvements are capitalized, while repairs and maintenance costs are charged to expense as incurred. Depreciation is provided under the straight-line method over the following useful lives:


      Buildings and leasehold improvements........     5 to 40 years
      Machinery and equipment.....................     3 to 15 years
      Furniture and fixtures......................     5 to 15 years

   The cost and accumulated depreciation of items sold or retired are removed from the plant and equipment accounts and any resulting profit or loss is recognized currently.

INTANGIBLE ASSETS

   Goodwill and other intangibles, and the related amortization are as follows (dollars in thousands):


                                                OTHER
                                  GOODWILL   INTANGIBLES      TOTAL
                                 ---------   -----------    ---------

Balance, December 31, 1994....   $  74,525     $   587      $  75,112
Additions.....................       4,728       2,014          6,742
Amortization..................      (2,415)       (345)        (2,760)
                                 ---------     -------      ---------
Balance, December 31, 1995....      76,838       2,256         79,094
Additions.....................      90,543         470         91,013
Amortization..................      (3,060)       (549)        (3,609)
                                 ---------     -------      ---------
Balance, December 31, 1996....   $ 164,321     $ 2,177      $ 166,498
                                 =========     =======      =========

   Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is being amortized on the straight-line method over periods of 8 to 40 years. Other intangibles are stated at cost and amortized on the straight-line method over periods of 3 to 17 years.
Goodwill and other intangibles are reassessed annually to determine whether any potential impairment exists. The Company assesses annually the potential impairment of goodwill and other identified intangible assets based on anticipated undiscounted cash flows from operations and its knowledge of the industry.

CAPITALIZED DEBT COSTS

   The Company capitalizes all costs related to the issuance of debt. The resulting capitalized debt costs ($698,000 and $1,869,000 at December 31, 1996 and 1995, respectively) are classified as "Other assets" on the consolidated balance sheet, and are amortized to expense under the straight-line method over the life of the related debt issue. During 1996, 1995 and 1994, the Company amortized $361,000, $567,000 and $1,034,000, respectively, of capitalized debt costs. As a result of terminating its previous debt facilities the Company wrote off capitalized debt costs of $1,531,000 and $785,000 in 1996 and 1995 respectively, which are included in the extraordinary charge for early extinguishment of debt.

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

RESEARCH AND DEVELOPMENT

   Research and development costs, which are expensed as incurred, were $10,510,000, $4,737,000 and $3,082,000 in 1996, 1995 and 1994,
respectively. These costs are included in selling, general and administrative expenses in the consolidated statement of operations.

EARNINGS PER COMMON SHARE

   Earnings per share are based on the weighted-average number of shares of common stock and common stock equivalents outstanding as follows:
18,684,281 in 1996; 18,423,014 in 1995, and; 18,384,342 in 1994.  Included
in these weighted-average shares figures are common stock equivalents of 786,905 in 1996; 902,786 in 1995, and; 1,102,624 in 1994.

CASH EQUIVALENTS

   The Company's cash equivalents represent funds invested in a variety of liquid short-term instruments with maturities of less than three months at time of purchase. The carrying amount of these instruments approximates fair value.

INVESTMENTS

   During 1994, the Company adopted FAS 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). In accordance with FAS 115, the Company's cash and cash equivalents, which include debt securities, are classified as held to maturity. The recorded value of these investments approximates fair value.

INTEREST RATE SWAP AGREEMENTS

   The Company enters into interest rate swap agreements in order to manage its exposure to interest rate fluctuations. The swap agreements are contracts to exchange floating rate for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The notional amounts of interest rate agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. In the unlikely event that a counterparty fails to meet the terms of an interest rate swap agreement, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counterparties. Net interest differentials to be paid or received related to interest rate swap agreements are accrued and ultimately recognized as an adjustment to interest expense over the life of the agreements. The fair values of interest rate swap agreements are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparties.

CONSOLIDATED STATEMENT OF CASH FLOWS

   Supplementary information for the consolidated statement of cash flows is as follows (dollars in thousands):

   Cash paid during the year for:


                                        1996              1995           1994
                                      --------          -------         -------

Interest........................      $  4,696          $ 4,841         $ 4,418
Income taxes....................         6,171            3,255           1,751


Details of businesses acquired were as follows:


                                         1996            1995             1994
                                        ------          ------           ------
Assets acquired.................      $  92,607       $  45,948         $ 18,269
Minority interest elimination...         32,993              --               --
Purchased in-process research
    and development.............             --          80,872               --
Liabilities assumed.............             --         (18,582)          (3,313)
Debt assumed....................             --              --           (5,706)
                                      ---------       ---------         --------
Cash paid.......................        125,600         108,238            9,250
Cash acquired...................             --          (8,219)            (941)
                                      ---------       ---------         --------
Net cash paid...................      $ 125,600       $ 100,019         $  8,309
                                      =========       =========         ========


RECLASSIFICATIONS

   Certain items in the 1995 and 1994 financial statements have been reclassified to conform with the 1996 presentation.


(3) ACQUISITIONS:

CONNECTOR AND GILBERT MINORITY INTEREST

   On November 1, 1996, the Company purchased the 20% interest in Connector Holding Company ("Connector") owned by certain affiliates of Bain Capital, Inc. ("Bain") for approximately $95,000,000 in cash, including transaction expenses. Connector owned 85% of Gilbert Engineering Co., Inc. ("Gilbert"), and as a result of this transaction the Company acquired Bain's 17% indirect interest in Gilbert. The acquisition was accounted for as a purchase and accordingly the minority interest expense previously related to Bain is excluded from the Company's consolidated financial statements subsequent to the date of acquisition. Goodwill of approximately $72,000,000 resulting from this acquisition is being amortized over 36 years which is consistent with the remaining period relating to goodwill resulting from the purchase of an 80% equity interest in Connector during 1992. The purchase price was financed with the borrowings from a new $300,000,000 revolving credit facility.

   The following unaudited pro forma summary combines the consolidated results of operations of the Company as if the acquisition of the Bain interest had occurred at the beginning of 1996 and 1995, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense and related income tax effects. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company had acquired the Bain interest during such periods.

(Dollars in thousands, except per share amounts)



                                                      Year Ended
                                                      December 31,
                                                      (Unaudited)
                                               -------------------------
                                                  1996            1995
                                               ---------       ---------

     Net sales.......................          $ 303,536       $ 255,364
     Income (Loss) from operations
       before extraordinary charge...          $  41,676       $ (52,234)
     Net income (loss)...............          $  40,727       $ (53,844)
     Income (Loss) from operations
       before extraordinary charge
       per common share..............          $    2.23       $   (2.83)
     Net income (loss) per common
       share.........................          $    2.18       $   (2.92)


   On November 15, 1996, the Company agreed to purchase the 15% interest in Gilbert that was owned by certain members of the management of Gilbert.
The Company purchased 7.5% of Gilbert from Gilbert management in the fourth quarter of 1996 at a purchase price of approximately $30,600,000. This acquisition was accounted for as a purchase and accordingly, the minority interest expense previously related to the portion purchased from Gilbert management is excluded from the Company's consolidated financial statements subsequent to the date of acquisition. Goodwill of approximately $20,000,000 resulting from this acquisition is being amortized over 36 years. The Company now owns 92.5% of Gilbert. The Company will purchase the remaining 7.5% interest owned by Gilbert management over the next two years at a price that will be a multiple of Gilbert's earnings before interest and taxes. These transactions will be financed with working capital and the borrowings from the new $300,000,000 revolving credit facility. Pro-forma results of operations have not been presented for the 7.5% acquisition of Gilbert because the effects of the acquisition were not significant.

LASERTRON

   On September 6, 1995, the Company acquired all of the common stock of Lasertron Inc., ("Lasertron"), a Bedford, Massachusetts manufacturer of fiber optic components for the communications and CATV industries for approximately $108,238,000 cash, including transaction expenses. Lasertron had cash of $8,219,000 at the time of the acquisition. In addition, the Company assumed all of the outstanding and unexercised stock options under Lasertron's existing stock option plans (see Note 7). Upon exercise of such options, option holders shall receive shares of the Company's common stock, adjusted to take into account the relative share prices of the Company and Lasertron at the acquisition date. At the date of acquisition, the Company recorded a liability of approximately $6,150,000 related to this obligation.

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

(Dollars in thousands, except per share amounts)


                                                             Year Ended
                                                             December 31,
                                                             (Unaudited)
                                                      --------------------------

                                                          1995          1994
                                                      ------------    ----------

    Net sales............................               $ 277,890      $ 260,641
    Loss from operations before
        extraordinary charge.............               $ (54,267)     $ (40,487)
    Net loss.............................               $ (55,877)     $ (42,097)
    Loss from operations before
        extraordinary charge per
        common share.....................               $   (2.94)     $   (2.18)
    Net loss per common share............               $   (3.03)     $   (2.27)


CABEL-CON

   On June 10, 1994, Gilbert acquired all of the outstanding common stock of Cabel-Con A/S ("Cabel-Con"), a Danish manufacturer of connectors for the worldwide cable television markets, for $9,250,000. Cabel-Con had cash of $941,000 at the time of the acquisition. The acquisition was financed by borrowing under Gilbert's revolving credit facility. Concurrent with the acquisition, Gilbert paid off $2,625,000 of Cabel-Con's bank borrowings. The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated statement of operations. Substantially all of the goodwill resulting from this acquisition, approximately $7,496,000, is being amortized over 40 years.


(4) DIVESTITURES:

   During 1996, the Company sold its 49% interest in Video 44 (WSNS-TV Channel 44), and received net proceeds of $29,400,000. The Company recorded a pre-tax gain of $20,550,000 from the sale.

   During 1996, the Company completed the sale of its 45% interest in O/E/N India Ltd. for $1,471,000 in cash. As a result of this sale the Company reported a pre-tax gain of $952,000.

   During 1996, the Company sold its Nordco Inc. ("Nordco") subsidiary to an affiliate of Banc One Venture Corporation and members of Nordco management for net cash proceeds of approximately $19,381,000. The Company reported a gain of $9,367,000 from the sale in 1996. Because the tax basis of Nordco is greater than the sales price, the Company will not pay income taxes or record an income tax provision related to this transaction.

   As a result of the sale of Nordco, the Company has restated its prior year consolidated financial statements to reflect Nordco as a discontinued operation. The results of the discontinued operations reflected in the consolidated statements of operations are as follows (dollars in thousands):




                                              1996               1995               1994
                                            --------           --------           --------

     Net sales.........................     $ 16,715           $ 21,216           $ 18,110
                                            ========           ========           ========

     Gross profit......................     $  5,780           $  7,801           $  6,617
                                            ========           ========           ========

     Earnings before income taxes......     $  2,325           $  3,073           $  1,551
     Income taxes......................         (883)              (604)              (146)
                                            --------           --------           --------
     Net earnings from discontinued
         operations....................     $  1,442           $  2,469           $  1,405
                                            ========           ========           ========


   The components of net assets of discontinued operations included in the Consolidated Balance Sheet at December 31, 1995 were as follows (dollars in thousands):


                                                              December 31, 1995
                                                             -------------------

   Inventories...............................                      $ 3,814
   Receivables, less reserve.................                        2,317
   Other current assets......................                          827
   PP and E, net.............................                          494
   Intangibles, net..........................                          699
   Other.....................................                        1,742
   Current liabilities.......................                       (1,455)
                                                                   -------
   Net assets of discontinued operations.....                      $ 8,438
                                                                   =======



(5) INDEBTEDNESS:

   Long-term debt at December 31 is summarized as follows (dollars in thousands):


                                                     1996            1995
                                                    ------          ------
Corporate Borrowings:
   Term Loan A...............................      $     --       $  57,500
   Revolving Credit Facility.................       136,000          23,000
   Other.....................................           144             168
Gilbert Engineering borrowings:
   Term Loan.................................            --          20,900
   Revolving Credit Facility.................            --           2,000
   Cabel-Con Mortgages.......................         2,307           2,693
                                                   --------       ---------
                                                    138,451         106,261
Less _
   Current maturities........................          (290)        (14,691)
                                                   --------       ---------
                                                   $138,161       $  91,570
                                                   ========       =========

   On November 1, 1996, the Company entered into a new credit agreement with various lenders which provides for a $300,000,000 revolving credit facility (the "Facility"). During 1996, proceeds of $125,000,000 from the Facility were used to purchase the minority interest of Gilbert and $21,000,000 was used to refinance existing indebtedness of the Company.

   The Company's previously existing $200,000,000 credit agreements were terminated on November 1, 1996. As a result, the Company recorded a non-cash, after tax charge of $949,000 related to the early extinguishment of the former credit facilities.

   Borrowings under the Facility bear interest, at the option of the Company, either (i) at the prime rate (or, if higher, at 1/2% above the federal funds rate) or (ii) at a spread of (1/2% to 1%) over the reserve-adjusted 1, 2, 3 or 6 month LIBOR rate. The spread is initially 3/4% and is subject to adjustment based on certain financial tests. As of December 31, 1996, interest rates on outstanding borrowings under the Facility ranged from 6.25% to 6.375%. Commitment fees of .25% are payable on unused borrowings under these agreements. Certain of the Company's subsidiaries have guaranteed the obligations under the Facility. Pursuant to the Facility's terms, the Company is required to meet certain financial covenants and is prohibited from paying dividends. The Facility will be reduced by $50,000,000 on each of November 1, 1999 and November 1, 2000 and matures on December 31, 2001.

   Cabel-Con mortgages payable through 2009, bear interest at rates of 7.8% and 8.2%. These mortgages are secured by the related land, building, machinery and equipment.

   Scheduled maturities of long-term debt at December 31, 1996 are as follows (dollars in thousands):



                                     December 31
                                   --------------

           1997................           290
           1998................           321
           1999................           347
           2000................           375
           2001................       136,072
           Thereafter..........         1,046


   As of December 31, 1996 the Company had exchanged its floating rate obligation on a (i) a $20 million notional principal amount for a fixed rate payment obligation of 4.95% (plus a spread of 1/2% to 1%) per annum through February 23, 1998; (ii) a $25 million notional principal amount for a fixed rate payment obligation of 6.02% (plus a spread of 1/2% to 1%) per annum through December 24, 1999; (iii) a $25 million notional principal amount for a fixed rate payment obligation of 6.02% (plus a spread of 1/2% to 1%) per annum through December 27, 2000. The Company charged $72,000 to interest expense related to these agreements for 1996. As of December 31, 1996 the Company estimates it would have received $293,000 to terminate the agreements.

(6) CAPITAL STOCK:

SHAREHOLDERS' RIGHTS PLAN

   On December 7, 1995 the Company's Board of Directors adopted a shareholder rights plan. The Board declared a distribution of one right for each share of common stock outstanding on December 18, 1995. Stock issued after that date is issued with an attached right. Each right entitles the holder, upon the occurrence of certain events, to purchase 1/100th of a share of junior preferred stock at an initial exercise price of $125. The Board may, at any time, redeem the rights until their expiration on December 7, 2005, and may amend the rights under certain circumstances until they become exercisable.

STOCK PURCHASE LOANS

   In connection with a secondary offering of its stock in December 1993, the Company lent $1,305,000 to its corporate officers and certain key divisional managers for the purchase of 90,000 shares of the Company's stock from the selling shareholders. The principal amount of the remaining loan is repayable in full on January 1, 2000. Interest on the loan is calculated quarterly, based on the interest rate applicable to the Company's outstanding debt, and is payable annually until maturity. The loan, which is included in stockholders' equity, is secured by the common stock purchased and certain other amounts owed to such individual by the Company. In 1996 and 1995, respectively, principal of $285,000 and $497,000 and interest of $55,000 and $60,000 was paid to the Company by the borrowers. The principal balance of the remaining loan at December 31, 1996 was $262,000.

STOCK REPURCHASE

   In January 1997, the Board of Directors authorized the repurchase of up to $75.0 million of the Company's common stock contingent on bank approval. The repurchased stock is to be held by the Company and used to meet the Company's obligations under its existing stock incentive plans and for other corporate purposes.

(7) STOCK OPTIONS AND AWARDS:

   The Company has award plans for directors, officers, employees and consultants and advisors, which provide for, among other things, the issuance of stock options and restricted stock. With respect to stock options, the Compensation Committee of the Company's Board of Directors determines the option price (not to be less than fair market value) at the date of the grant. Options granted pursuant to the Company's award plans generally vest over three to four years from the date of the grant and expire after ten years or ten years and one day. Certain options granted under the 1995 Stock Option and Restricted Stock plan were originally exercisable prior to the tenth anniversary of their grant date only if the Company's common stock closed at or above 150% of the grant date price for ten consecutive trading days within the three year period following the grant date. On December 4, 1996, the Board of Directors approved the amendment of the exercisability terms of these options. As a result, options for the purchase of 550,000 of the Company's shares were amended in order to provide for their exercisability over a period of 3 years from their original grant date.

   During December 1996, the Company granted 124,000 shares of restricted stock from the 1995 Stock Option and Restricted Stock Plan to certain of its officers and employees. These shares will vest on January 1, 2000 provided that the recipient is still employed by the Company. The market value of these shares awarded totaled $2,945,000 and has been recorded as restricted stock as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the three year vesting period.

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

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of FAS 123.

STOCK OPTION SUMMARY

                                                                                          Weighted-Average
                                                 Shares            Option Price            Exercise Price
                                               ---------         -----------------       -------------------

Outstanding at December 31, 1993...........    1,514,179        $ 4.06  to  $ 17.50            $  7.29
   Granted.................................      313,500        $18.38  to  $ 26.63            $ 25.15
   Expired or cancelled....................      (32,269)       $ 4.06  to  $ 17.50            $ 10.36
   Exercised...............................     (217,667)       $ 4.06  to  $ 17.50            $  5.45
                                               ---------
Outstanding at December 31, 1994...........    1,577,743        $ 4.06  to  $ 26.63            $ 13.52
   Granted.................................    1,812,003        $ 4.02  to  $ 29.38            $ 23.54
   Expired or cancelled....................       (8,190)       $ 4.06  to  $ 26.63            $  5.87
   Exercised...............................     (188,590)       $ 4.02  to  $ 16.50            $  5.42
                                               ---------
Outstanding at December 31, 1995...........    3,192,966        $ 4.02  to  $ 29.38            $ 17.13
   Granted.................................      894,000        $19.25  to  $ 33.50            $ 25.16
   Expired or cancelled....................     (935,199)       $ 4.02  to  $ 33.50            $ 12.02
   Exercised...............................     (690,281)       $ 4.02  to  $ 26.63            $  8.14
                                               ---------
Outstanding at December 31, 1996...........    2,461,486        $ 4.02  to  $ 33.50            $ 20.20
                                               =========
Exercisable at December 31, 1996...........    1,382,063                                       $ 17.10
                                               =========
Available for grant at December 31, 1996...      579,665
                                               =========

   There were 3,041,151 shares of Common Stock reserved for issuance in connection with the Company's stock option and award plans at December 31, 1996. Options issued under all option plans, if not exercised, expire ten years or ten years and one day from the date of grant.

   The following table summarizes information about stock options outstanding at December 31, 1996.


                                                 Weighted-
                                                  Average       Weighted-                        Weighted-
                                 Number          Remaining       Average         Number           Average
         Range Of             Outstanding       Contractual     Exercise       Exercisable        Exercise
      Exercise Prices         at 12/31/96          Life          Price         at 12/31/96         Price
     -----------------       ------------      -----------     ---------      ------------      -----------
     $  4.38 -   5.63           154,722              4          $  5.26           154,722          $ 5.26
        4.02 -   4.06           180,560              5             4.05           180,560            4.05
        6.25 -   8.75           204,061              6             8.20           198,486            8.20
       14.07 -  26.63           885,443              8            23.98           568,776           24.34
       23.00 -  26.38           746,700              9            24.13           271,959           24.06
     $ 23.64 -  33.50           290,000             10            24.89             7,560           24.53
     ----------------         ---------                                         ---------
     $  4.02 - $33.50         2,461,486                                         1,382,063


   Pro Forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates in the range of 5.4% to 7.9% in 1996 and 1995; volatility factors of the expected market price of the Company's common stock of .72; and a weighted-average expected life of the option of 6 years. The weighted-average fair value of options granted were $18.40 and $16.83 for 1996 and 1995 respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                         1996          1995
                                                       --------      ---------
Pro forma net income (loss)............                $ 35,590      $ (53,595)
Pro forma earnings per share...........                $   1.90      $   (2.91)



(8) POSTRETIREMENT BENEFITS:

   The Company has a number of noncontributory pension plans covering a small group of its employees. Benefits under the plans are generally based on years of service and employees' compensation during the last years of employment or a specified dollar benefit. It is the Company's policy to fund at least the minimum amount required by ERISA for each plan.

   Net periodic pension cost for all defined benefit plans was comprised of the following (dollars in thousands):


                                                   1996             1995             1994
                                                  ------           ------           ------

Service costs - benefits earned
      during the period.....................     $   146           $   357           $  461
Interest cost on projected benefit
      obligation............................       2,640             2,427             2,451
Actual return on assets.....................      (3,990)           (5,898)              588
Net amortization and deferral...............       1,214             3,262            (2,329)
                                                 -------           -------           -------
Net periodic pension cost...................     $    10           $   148           $ 1,171
                                                 =======           =======           =======

   The following table sets forth the funded status of all defined benefit plans at December 31, 1996 and 1995 (dollars in thousands):


                                                        1996                            1995
                                            ------------------------------  ------------------------------
                                            Assets Exceed    Accumulated    Assets Exceed    Accumulated
                                             Accumulated   Benefits Exceed   Accumulated   Benefits Exceed
                                              Benefits         Assets         Benefits         Assets
                                            ------------------------------  ------------------------------
Actuarial present value of benefit
   obligations:
      Vested.........................         $   753         $ 34,019         $  789         $ 29,869
   Nonvested.........................              20              351             10              335
                                              -------         --------         ------         --------
   Accumulated benefit obligation....         $   773         $ 34,370         $  799         $ 30,204
                                              =======         ========         ======         ========

Fair value of assets.................         $ 1,060         $ 33,609         $  999         $ 26,695
Less: Projected benefit obligation...             773           34,370            986           30,204
                                              -------         --------         ------         --------
Funded (underfunded) plans...........             287             (761)            13           (3,509)
Unrecognized transition liability....              --              467              9               --
Unrecognized prior service costs.....              --              753             --               --
Unrecognized net loss (gain).........             (48)          (2,365)            63               --
Additional liability.................              --               --             --               --
                                              -------         --------         ------         --------
Prepaid (accrued) pension cost.......         $   239         $ (1,906)        $   85         $ (3,509)
                                              =======         ========         ======         ========

   In 1996, 1995 and 1994, the Company incurred curtailments in several plans as a result of reduced employment levels and plan amendments. The impact of these curtailments was a gain of $139,000 in 1996, a gain of $691,000 in 1995, and a loss of $154,000 in 1994.

   The projected benefit obligation was determined using an assumed discount rate of 7.75% for 1996, 7.5% for 1995, and 8.5% for 1994 and assumed no increase in rate of compensation for 1996, an increase of 4.5% for 1995, and 5.0% for 1994. The expected long-term rate of return on plan assets was 9.0% for all three years.

   The assets of the plans at December 31, 1996 and 1995 consist principally of common stocks, bonds, cash equivalents and real estate.

   The Company has defined contribution plans covering substantially all full-time employees who meet certain eligibility requirements. Contributions by the Company and the employees are determined according to salary-based formulas. The expense recognized by the Company related to these plans was $2,422,000, $1,439,000, and $1,530,000 in 1996, 1995 and
1994, respectively.

   In 1993, the Company established a non-qualified supplemental retirement plan for certain employees. Under the plan, participants may elect to contribute up to 15% of their annual compensation. The Company is required to make matching contributions in the form of the Company's common shares of up to 50% of the participants' contributions. Upon termination, each participant will receive in cash the fair value of their account for the employee contribution portion and shares of the Company's common stock for the Company's matching contribution portion. Contributions by the employees earn a stated rate of interest. The Company recorded expense of $407,000, $632,000 and , $282,000 in 1996, 1995 and 1994, respectively related to this plan.

   In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" ("FAS 106"). This statement changes the past practice of accounting for the cost of postretirement benefits from a pay-as-you-go (cash) basis to an accrual basis. Under this statement, the expected cost of providing those benefits to an employee, the employee's beneficiaries, and covered dependents will be recognized in the years that the employee renders the necessary service. The accumulated postretirement benefit obligation related to those employees for which the Company is obligated to pay for continuing medical and/or dental coverage as of January 1, 1993 was $1,096,000. In determining the present value of the accumulated postretirement benefit obligation, none of which has been funded, the Company used a 15% health care cost trend rate for 1993, decreasing 1% per year until 1998, then decreasing 1/2% per year until leveling off at 5%. A 1% increase in the trend rate would increase the accumulated postretirement obligation by approximately 12%. The weighted-average discount rate used was 7.5%. The Company has elected to amortize this transition obligation over 20 years in accordance with the provisions of FAS 106. The effect of the adoption of this statement has not been material to the Company's financial position or results of operations.

(9) INCOME TAXES:

   Pretax income (loss) from operations for the years ended December 31 consists of the following sources (dollars in thousands):


                                                   1996          1995          1994
                                                  ------        ------        ------
   Domestic.................................    $ 58,295      $ (33,322)     $ 39,769
   Foreign..................................       3,717          2,396         2,071
                                                --------      ---------      --------
                                                $ 62,012      $ (30,926)     $ 41,840
                                                ========      =========      ========


   The income tax benefit (provision) for the years ended December 31 consists of the following (dollars in thousands):


                                                   1996           1995          1994
                                                 -------         ------        ------
Current --
   Federal..................................    $  (1,800)     $  (1,500)     $ (1,000)
   Foreign..................................       (1,526)        (1,089)       (1,037)
   State and local (a)......................       (2,429)        (2,724)       (1,072)
                                                ---------      ---------      --------
                                                $  (5,755)     $  (5,313)     $ (3,109)

Deferred --
   Provision for federal and state
     taxes payable in future................      (17,009)        (5,886)           --
   Benefit from change in deferred
     tax asset valuation allowance..........           --             --        14,000
                                                ---------      ---------      --------
   Total tax benefit (provision)............    $ (22,764)     $ (11,199)     $ 10,891
                                                =========      =========      ========

(a) The state and local income tax in 1994 includes a benefit of $900,000 as a result of a new state income tax law enacted in 1994.


   Deferred income tax assets (liabilities) at December 31 are comprised of the following (dollars in thousands):



                                                 1996              1995
                                               -------            -------


Net operating loss carryforwards.........      $  13,700          $  32,000
Other....................................         20,000             15,400
                                               ---------          ---------
Gross deferred tax assets................         33,700             47,400
Gross deferred tax liabilities...........         (8,000)           (10,800)
                                               ---------          ---------
Net deferred tax asset...................      $  25,700          $  36,600
                                               =========          =========


   During 1994, the net deferred income tax asset increased by $14,000,000, reflecting the increase in the expected future benefit from the utilization of the Company's net operating loss carryforwards due to management's improved expectations of future income and an increase in the federal income tax rate. During 1995, management determined that the full amount of the asset could be recorded thereby eliminating the need for a valuation allowance. The decrease in the asset during 1996 and 1995 results primarily from the utilization of the Company's net operating loss carryforwards.

   The income tax benefit (provision) differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) from continuing operations before income taxes and minority interest as a result of the following differences (dollars in thousands):

                                                          1996                 1995                1994
                                                   -------------------   ------------------   -----------------
                                                    Amount     Percent    Amount    Percent    Amount   Percent
                                                   -------     -------   --------  --------   -------   -------
Computed statutory tax (provision) benefit......   $ (21,704)   (35.0)   $ 10,824     35.0    $(14,644)  (35.0)
Increase (decrease) in tax (provision) benefit
   resulting from _
   Operating loss carryforward which resulted
     in current tax benefit.....................          --       --       9,376     30.3      13,919    33.3
   Change in deferred tax asset valuation
      allowance.................................          --       --          --       --      14,000    33.5
   State income taxes (net of federal benefit)..      (1,580)    (2.5)     (1,800)    (5.8)     (1,180)   (2.8)
   Alternative minimum tax......................      (1,150)    (1.9)       (500)    (1.6)     (1,000)   (2.4)
   Goodwill amortization........................      (1,034)    (1.7)       (800)    (2.6)       (700)   (1.7)
   Purchased in-process research and
      development...............................          --       --     (28,305)   (91.5)         --      --
   Foreign sales corporation....................       1,200      1.9         900      2.9          --      --
   Resolution of tax issues.....................         800      1.3          --       --          --      --
   Other........................................         704      1.2        (894)    (2.9)        496     1.1
                                                   ---------    -----    --------    -----    --------   -----
Income tax (provision) benefit..................   $ (22,764)   (36.7)   $(11,199)   (36.2)   $ 10,891    26.0
                                                   =========    =====    =========   =====    ========   =====

   At December 31, 1996, the Company has net operating loss carryforwards of approximately $27,500,000 for tax reporting purposes, which will, if unused, expire from 2000 to 2006. The Company has an alternative minimum tax credit carryforward of approximately $3,700,000 as of December 31, 1996, which may be carried forward indefinitely. The Company has investment tax credit carryforwards of approximately $2,200,000 at December 31, 1996 which, if unused, will expire from 1997 to 2001. The Company has a research and development tax credit carryforward of approximately $800,000 at December 31, 1996 which will, if unused, expire from 1998 to 1999. The Company has foreign tax credit carryforwards of approximately $900,000 at December 31, 1996 which, if unused, will expire from 2000 to 2001. Realization of the loss and credit carryforwards is dependent on generating sufficient taxable income prior to their expiration. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. Under federal tax law, certain potential changes in ownership of the Company, which may not be within the Company's control, may operate to restrict future utilization of these carryforwards.

(10) GEOGRAPHIC INFORMATION:

   The Company operates entirely in one industry segment, the Components Segment. The Components Segment designs, manufactures and sells active and passive components for communications networks including cable connectors, frequency control devices and fiber optic lasers. This segment also designs, manufactures and sells components for the home gas cooking appliance industry as well as a broad line of control and sensing devices for use in testing equipment and industrial applications.

   The Company's geographic data for continuing operations for the years ended December 31 are as follows (dollars in thousands):


                                                                Sales
                                               ---------------------------------------
                                                    1996          1995          1994
                                               ------------    ----------    ---------
GEOGRAPHIC AREAS
  SALES
    United States:
       Unaffiliated.......................       $ 276,057     $ 230,697     $ 209,723
       To foreign affiliates..............             668           430           396
    Foreign:
       Unaffiliated.......................          27,479        24,667        21,171
       To United States affiliates........           1,961         1,751           810
  Total sales between geographic areas....          (2,629)       (2,181)       (1,206)
                                                 ---------     ---------     ---------
       Consolidated sales.................       $ 303,536     $ 255,364     $ 230,894
                                                 =========     =========     =========

  OPERATING INCOME (LOSS)
    United States.........................       $  42,156     $ (32,573)    $  40,723
    Foreign...............................           4,831         4,676         3,390
                                                 ---------     ---------     ---------
       Operating income (loss)............       $  46,987     $ (27,897)    $  44,113
                                                 =========     =========     =========

  IDENTIFIABLE ASSETS
    United States.........................       $ 332,005     $ 273,946     $ 251,210
    Foreign...............................          42,280        38,598        28,590
                                                 ---------     ---------     ---------
       Identifiable assets................       $ 374,285     $ 312,544     $ 279,800
                                                 =========     =========     =========

(a)   Sales to one customer amounted to $28,090,000 in 1994.

(b) The 1996 operating income includes a $3,820,000 charge for restructuring related to the discontinuance of certain product lines; a $900,000 charge related to the write-up of Gilbert inventory required by purchase accounting; a $2,940,000 reserve for potential legal, environmental matters and other reserves, and a $1,139,000 charge for improperly capitalized expenses relating to 1995.

      The 1995 operating loss includes a $80,872,000 charge related to purchased in-process research and development and a $2,000,000 charge related to the write-up of Lasertron inventory in connection with the Lasertron acquisition.

      The 1994 operating income includes a $2,000,000 restructuring charge to cover write-downs of vacated facilities.

(c) Unaffiliated export sales were $85,328,000, $63,815,000 and $48,528,000 for 1996, 1995, and 1994, respectively. These sales were principally to customers in Canada, Mexico, South America, Asia and Europe.


(11) ACCRUED LIABILITIES:

   Accrued liabilities at December 31 are summarized as follows (dollars in thousands):


                                                          1996        1995
                                                       --------     --------
Wages, bonuses, commissions, vacation,
    and other compensation....................         $  8,598     $  6,473
Income taxes..................................            7,534        5,306
Insurance.....................................            2,592        3,725
Other.........................................           10,329        8,192
                                                       --------     --------
                                                       $ 29,053     $ 23,696
                                                       ========     ========


(12) COMMITMENTS AND CONTINGENCIES:

   In November 1996, the Company entered into an Amended and Restated Management Stockholders Agreement with Gilbert management. Pursuant to the terms of this Agreement, the Company purchased 7.5% of Gilbert's interest owned by Gilbert management in the fourth quarter of 1996 at a purchase price of approximately $30,600,000 and will purchase the remaining 7.5% interest over the next two years at a price that will be an agreed multiple of Gilbert's earnings before interest and taxes. These transactions will be financed with working capital and borrowings from the Company's credit facility.

   Rent expense for facilities and office equipment was $4,601,000, $3,827,000 and $3,205,000 in 1996, 1995, and 1994, respectively. At
December 31, 1996, the Company was committed under non-cancellable operating leases for minimum annual rentals for the next five years as follows: 1997 - $3,544,000; 1998 - $3,026,000; 1999 - $2,883,000; 2000 -
$2,542,000;  2001 - $2,177,000; thereafter - $10,268,000.

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

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

   In early 1997, the Company discovered that the controller of one of its divisions, in collusion with two of his assistants, capitalized certain amounts which should have been expensed in the periods incurred. The amounts involved, which totaled $3,518,000 ($2,181,000 after taxes), or
$0.12 per share, relate to portions of 1995 and 1996.   Because the
irregularities which relate to 1995 were not material to 1995 results, the 1995 financial statements were not restated; the first, second, and third quarters of 1996 have been restated, and the cumulative effect of the 1995 misstatements is reflected in the restated financial statements for the three months ended March 31, 1996. In response to this employee misconduct, the Company conducted an investigation of this matter involving outside legal counsel and the Company's independent accountants, terminated the employment of the individuals involved, and executed a review of the internal control system at the division. In addition, as a result of the sale of the Company's Nordco subsidiary, the Company has also restated 1996 and 1995 consolidated financial statements to reflect Nordco as a discontinued operation.

   The following is a summary of the unuadited quarterly results of operations for 1996 and 1995 (dollars in thousands, except per share date):

                                                      Quarter Ended
                                           -----------------------------------
                                           March 31     June 30   September 30
                                           ----------  ---------  ------------
1996    (Previously Reported)
   Net sales..........................      $78,737     $ 80,590    $ 74,086
   Gross Profit.......................      $31,580     $ 32,724    $ 29,283
   Income from continuing operations..      $17,991     $  6,968    $  7,912
   Net income.........................      $18,421     $  7,622    $  8,270
   Earnings per common share:
      Continuing operations...........      $   .98     $    .37    $    .42
      Net Income......................      $  1.00     $    .41    $    .44



                                                             Quarter Ended
                                       --------------------------------------------------------
                                       (As Restated)  (As Restated) (As Restated)
                                          March 31       June 30     September 30  December 31    Full Year
                                       -------------  -------------  ------------  ------------   ---------
1996    (As Restated)
   Net sales..........................     $78,737       $80,590       $ 74,086     $ 70,123       $303,536
   Gross profit.......................     $30,151       $32,113       $ 28,670     $ 23,192       $114,126
   Income from continuing operations..     $16,829       $ 6,454       $  7,407     $  1,286       $ 31,976
   Net income.........................     $17,259       $ 7,108       $  7,765     $  9,704       $ 41,836
   Earnings per common share:
      Continuing operations...........     $   .92       $   .34       $    .39     $    .07       $   1.71
      Net income......................     $   .94       $   .38       $    .41     $    .52       $   2.24

1995
   Net sales..........................     $65,592       $60,860       $ 59,886     $ 69,026       $255,364
   Gross profit.......................     $26,438       $24,659       $ 23,451     $ 26,535       $101,083
   Income (loss) from continuing
      operations......................     $10,022       $ 9,720       $(76,773)    $  4,048       $(52,983)
   Net income (loss)..................     $10,815       $10,723       $(77,845)    $  4,183       $(52,124)
   Earnings (loss)  per common share:
      Continuing operations...........     $   .54       $   .53       $  (4.11)    $    .22       $  (2.87)
      Net income (loss)...............     $   .58       $   .58       $  (4.17)    $    .23       $  (2.83)


CONTINUING OPERATIONS

Fourth Quarter - 1996

   The Company recorded a charge of $900,000 related to the expensing of the purchase accounting write-up of Gilbert inventory. The Company also recorded an income tax benefit of $342,000 related to this charge.

   The Company recognized a restructuring charge of $2,368,000, net of tax, relating primarily to the write-off of inventory for exiting product lines.

   The Company recorded a $1,414,000 charge, net of tax, for asset write-downs and other reserves.

Third Quarter - 1996

   The Company recorded a $590,000 gain, net of tax, on its sale of its 45% interest in O/E/N India Ltd.

First Quarter - 1996

   The Company recorded an after-tax charge of $706,000 for certain amounts capitalized which should have been expensed in 1995.

   The Company recorded a $12,741,000, net of tax, gain on its sale of 49% interest in Video 44 (WSNS-TV Channel 44).

   The Company recorded a $1,178,000 charge, net of tax, for asset write-downs and other reserves.

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

DISCONTINUED OPERATIONS

Fourth Quarter - 1996

   The Company recorded a gain of $9,367,000 on the sale of Nordco.

EXTRAORDINARY CHARGE

Fourth Quarter - 1996

   The Company recorded an extraordinary charge of $949,000, net of taxes, related to the early extinguishment of debt.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" in Part I of this report. For information with respect to the Directors of the registrant, see "Election of Directors" in the Proxy Statement, incorporated herein by reference, to be filed no later than March 31, 1997 for the Annual Meeting of Stockholders to be held on April 16, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

   The information set forth under the caption "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement to be filed no later than March 31, 1997 for the Annual Meeting of Stockholders to be held on April 16, 1997 is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement to be filed no later than March 31, 1997 for the Annual Meeting of Stockholders to be held on April 16, 1997 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Proxy Statement to be filed no later than March 31, 1997 for the Annual Meeting of Stockholders to be held on April 16, 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be filed no later than March 31, 1997 for the Annual Meeting of Stockholders to be held on April 16, 1997 is incorporated herein by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of documents filed as part of the report:

1.   Financial Statements

     Consolidated balance sheet at December 31, 1996 and 1995
     Consolidated statement of operations for the years ended December 31,
        1996, 1995 and 1994
     Consolidated statement of stockholders' equity for the years ended
        December 31, 1996, 1995 and 1994
     Consolidated statement of cash flows for the years ended December 31,
        1996, 1995 and 1994
     Notes to consolidated financial statements

2.   Schedule

     II   --   Valuation and qualifying accounts

     All other schedules have been omitted since the information is either not applicable, not required or is included in the financial statements or notes thereto.

3.   Exhibit Index

  (2)(a) Amended and Restated Management Stockholders Agreement dated as of November 15, 1996 by and among Gilbert Engineering Co., Inc., Connector Holding Company, and each of Robert A. Spann, Bruce B. Gullekson, Daniel H. Franklin and Robert D. Hayward, filed as
           Exhibit 2.1 to the Company's Form 8-K dated November 22, 1996, is incorporated herein by this reference.

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

  (3)(c) Bylaws of Oak Industries Inc. as amended through December 7, 1995, filed as Exhibit 3 to the Company's Form 10-K dated March 21, 1996 is incorporated herein by this reference.

  (4)(a) Rights Agreement dated as of December 7, 1995, between Oak Industries Inc. and Bank of Boston as Rights Agent, filed as
           Exhibit 1 to the Company's Form 8-K dated December 27, 1995 is incorporated herein by this reference.

  (10)(a) 1982 Incentive Stock Option Plan filed as Exhibit (A) to the Company's 1982 Proxy Statement is incorporated herin by this reference.

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

  (10)(d) 1992 Stock Option and Restricted Stock Plan, as amended effective as of December 5, 1996, filed herewith.

  (10)(e)  Oak Industries Inc. Non-Qualified Stock Option Plan, filed as
           Exhibit 10(e) to the Company's 1992 Annual Report on Form 10-K dated March 15, 1993 is incorporated herein by this reference.

  (10)(f) 1995 Stock Option and Restricted Stock Plan, as amended effective as of December 5, 1996, filed herewith.

  (10)(g) Lasertron Inc. 1982 Incentive Stock Option Plan and 1992 Stock Option Plan filed as Exhibit 10.1 and 10.2 to Form S-8 dated September 21, 1995, are incorporated herein by this reference.

  (10)(h) Credit Agreement dated as of November 1, 1996 among Oak Industries Inc., the lenders from time to time party thereto and the Chase Manhattan Bank, as administrative agent and issuing bank, filed as Exhibit 10 to Form 10-Q dated November 14, 1996, is incorporated herein by this reference.

  (10)(i) Form of Severance Agreement dated as of May 1, 1996 by and between the Company and each of William S. Antle III, Francis J. Lunger, Coleman S. Hicks and Pamela F. Lenehan, filed as Exhibit
           10.1 to the Company's Form 10-Q dated July 19, 1996, is incorporated herein by this reference.

  (10)(j) Oak Industries Inc. Severance Plan dated as of May 1, 1996, filed as Exhibit 10.2 to the Company's Form 10-Q dated July 19, 1996, is incorporated herein by this reference.

  (10)(k) Agreement to Purchase NST Venture Interest and Capital Stock by and among the Stockholders of Harriscope of Chicago, Inc., and National Subscription Television of Chicago Inc. as the Sellers and Telemundo of Chicago, Inc. as Buyer dated as of November 8, 1995 and filed as Exhibit 1.1 to Form 8-K dated March 6, 1996, is incorporated herein by this reference.

  (10)(l) Stock Purchase Agreement by and among Harper-Wyman Company, as Seller, Oak Industries Inc., NHC Corp. as Buyer, and Nordco Inc. dated as of October 9, 1996 and filed as Exhibit 1.1 to Form 8-K dated October 16, 1996, is incorporated herein by this reference.

  (11) Statement regarding computation of per share earnings, filed herewith.

  (13) 1996 Annual Report to be provided no later than March 31, 1997 for the information of the Commission and not deemed "filed" as a part of the filing.

  (21)     Subsidiaries of the Company, filed herewith.

  (27) Financial Data Schedule (Submitted only to the Securities and Exchange Commission in electronic format for its information only).

(b)   Reports on Form 8-K:

    A report on Form 8-K was filed on October 16, 1996 regarding the Company's sale of Nordco.

    A report on Form 8-K was filed on November 15, 1996 related to the Company's purchase of 20% of the outstanding common stock of Connector Holding Company ("Connector") pursuant to the terms of a Stockholders Agreement dated December 22, 1992 by and among the Company, Connector, and each of Tyler Capital Fund, L.P., Tyler Massachusetts L.P., Tyler International, L.P. - II, BCIP Associates, BCIP Trust Associates, L.P. and Bain Venture Capital. As a result of the purchase, Connector is now a wholly-owned subsidiary of the Company. This Form 8-K includes certain pro forma financial information required pursuant to Article 11 of Regulation S-X.

    A report on Form 8-K was filed on November 22, 1996 in connection with the purchase made by Connector of one-half of the shares of Gilbert Engineering Co., Inc. ("Gilbert"), held by members of Gilbert management.

               CONSENT OF INDEPENDENT ACCOUNTANTS TO INCORPORATION
                     BY REFERENCE INTO FORM S-8 FILING

   We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File Nos. 33-14708, 2-71969, 33-32104, 2-83639, 33-
53012, and 33-58878) of Oak Industries Inc. of our report dated January 31, 1997 appearing on page 21 of this Form 10-K.

PRICE WATERHOUSE LLP



Boston, Massachusetts
March 5, 1997

                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             OAK INDUSTRIES INC.

Dated:  February 28, 1997                   By  WILLIAM S. ANTLE III
                                               (William S. Antle III)
                                               Chairman of the Board,
                                                  President and
                                              Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

            NAME                  TITLE                          DATE
            ----                  -----                          ----
                                  <C<
WILLIAM S. ANTLE III              President and                   Februry 28, 1997
(William S. Antle III)            Chief Executive Officer
                                  (Principal Executive Officer)

FRANCIS J. LUNGER                 Senior Vice President           February 28, 1997
(Francis J. Lunger)               and Chief Financial Officer
                                  (Principal Financial Officer)

RODERICK M. HILLS                 Vice Chairman of                February 28, 1997
(Roderick M. Hills)               the Board

DANIEL W. DERBES                  Director                        February 28, 1997
(Daniel W. Derbes)

GEORGE W. LEISZ                   Director                        February 28, 1997
(George W. Leisz)

GILBERT E. MATTHEWS               Director                        February 28, 1997
(Gilbert E. Matthews)

CHRISTOPHER H.B. MILLS            Director                        February 28, 1997
(Christopher H.B. Mills)

ELLIOT L. RICHARDSON              Director                        February 28, 1997
(Elliot L. Richardson)

BETH BRONNER                      Director                        February 28, 1997
(Beth Bronner)


                            OAK INDUSTRIES INC.

                               SCHEDULE II

                     VALUATION AND QUALIFYING ACCOUNTS

            For the Years Ended December 31, 1996, 1995 and 1994
                          (Dollars in thousands)

ALLOWANCE FOR LOSSES IN COLLECTION

                                              1996      1995      1994
                                             ------    ------    ------
Balance, beginning of year.............      $ 1,573   $ 1,056    $   892

Provision charged to selling,
     general, and administrative
     expenses.........................           812       324        426
Recoveries of accounts previously
     written off......................             3        20         10
Less write-off of uncollectible
     accounts.........................           (58)     (157)      (314)
Acquisition of businesses.............            --       330         42
                                             -------   -------    -------

Balance, end of year..................       $ 2,330   $ 1,573    $ 1,056
                                             =======   =======    =======
