Form 10-Q
period 1997-03-31
OAK INDUSTRIES INC
filed 1997-05-14
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                   FORM 10-Q
                              ------------------


                       For Quarter Ended March 31, 1997

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

As of May 14 1997, the Company had outstanding 17,387,646 shares of Common Stock, $0.01 par value per share.



===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

                                                       March 31, 1997              December 31, 1996
                                                        (Unaudited)
                                                    ---------------------        ---------------------
ASSETS
Current Assets:
   Cash and cash equivalents.......................               $   7,738                      $   6,116
   Receivables, less reserve.......................                  45,657                         40,202
   Inventories:
      Raw materials................................      11,053                       13,134
      Work in process..............................      30,239                       28,182
      Finished goods...............................      10,367      51,659           12,039        53,355
                                                     ----------                   ----------
   Deferred income taxes...........................                  22,061                         22,210
   Other current assets............................                   3,653                          2,641
                                                                  ---------                      ---------
         Total current assets......................                 130,768                        124,524
Plant and Equipment, at cost.......................     145,357                      143,400
Less - accumulated depreciation....................     (81,080)     64,277          (78,374)       65,026
                                                     ----------                   ----------
Deferred income taxes..............................                   4,348                          4,348
Goodwill and other intangible assets, less
   accumulated amortization of
   $12,859 and $11,451.............................                 165,335                        166,498
Investments in affiliates..........................                   8,329                          8,315
Other Assets.......................................                   4,333                          5,574
                                                                  ---------                      ---------
         Total Assets..............................               $ 377,390                      $ 374,285
                                                                  =========                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt...............               $     335                      $     290
   Accounts payable................................                  15,961                         16,162
   Accrued liabilities.............................                  27,589                         29,053
                                                                  ---------                      ---------
         Total current liabilities.................                  43,885                         45,505

Other liabilities..................................                   8,373                          7,973

Long-term Debt.....................................                 148,623                        138,161

Minority interest..................................                  11,132                         10,923

Stockholders' Equity:
   Common stock....................................         184                          184
   Additional paid-in capital......................     296,370                      296,185
   Accumulated deficit.............................    (115,665)                    (119,692)
   Unearned compensation - restricted stock........      (2,700)                      (2,945)
   Treasury stock..................................     (11,407)                      (1,369)
   Other...........................................      (1,405)    165,377             (640)      171,723
                                                     ----------   ---------       ----------     ---------
         Total Liabilities and Stockholders'
             Equity................................               $ 377,390                      $ 374,285
                                                                  =========                      =========


See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                                  For the Three Months
                                                                    Ended March 31,
                                                                ----------------------
                                                                  1997          1996
                                                                --------      --------

Net sales............................................           $  73,042     $  78,737
Cost of sales........................................             (47,956)      (48,586)
                                                                ---------     ---------
Gross profit.........................................              25,086        30,151
Selling, general and administrative expenses.........             (15,887)      (17,428)
                                                                ---------     ---------
Operating income.....................................               9,199        12,723

Interest expense.....................................              (2,481)       (1,829)
Interest income......................................                  76           142
Gain on sale of equity investment....................                  --        20,550
Equity in net income (loss) of affiliated companies..                  39          (975)
                                                                ---------     ---------
Income from continuing operations before income
      taxes and minority interest....................               6,833        30,611

Income taxes.........................................              (2,597)      (11,632)

Minority interest in net income of subsidiaries......                (209)       (2,150)
                                                                ---------     ---------

Income from continuing operations....................               4,027        16,829

Income from discontinued operations, net of taxes....                  --           430
                                                                ---------     ---------

Net income...........................................           $   4,027     $  17,259
                                                                =========     =========

Income per common share:
      Continuing operations..........................           $     .22     $     .92
      Discontinued operations........................           $      --     $     .02
                                                                ---------     ---------
      Net Income.....................................           $     .22     $     .94
                                                                =========     =========
Weighted average shares..............................              18,549        18,409
                                                                =========     =========




See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                     ----------------------
                                                                       1997          1996
                                                                     --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Income from continuing operations ........................        $   4,027     $  16,829
   Adjustments to reconcile income from continuing
      operations to net cash provided by operations:
         Depreciation........................................            3,026         2,303
         Amortization........................................            1,699           804
         Change in minority interest.........................              209         2,150
         Gain on the sale of property........................             (253)           --
         Gain on the sale of equity investment...............               --       (20,550)
         Changes in working capital..........................           (4,650)        1,577
         Other...............................................           (1,098)        1,552
                                                                     ---------     ---------
Net cash provided by operations..............................            2,960         4,665
                                                                     ---------     ---------

Investing Activities:
   Capital expenditures......................................           (2,324)       (5,633)
   Acquisition of business...................................             (526)           --
   Proceeds from the sale of property........................            1,524            --
   Proceeds from the sale of equity investment...............               --        29,400
   Other.....................................................                3           160
                                                                     ---------     ---------
Net cash provided by (used in) investing activities..........           (1,323)       23,927
                                                                     ---------     ---------

Financing Activities:
   Borrowings................................................           10,282            --
   Repayment of borrowings...................................               --       (33,741)
   Treasury stock repurchase.................................          (10,132)           --
   Exercise of stock options.................................              185         3,005
                                                                     ---------     ---------
Net cash provided by (used in) financing activities..........              335       (30,736)
                                                                     ---------     ---------

Effect of exchange rates ....................................             (350)           88
                                                                     ---------     ---------

Net cash used by discontinued operations.....................               --          (601)
                                                                     ---------     ---------

Cash and Cash Equivalents:
   Net change during the period..............................            1,622        (2,657)
   Balance, beginning of period..............................            6,116        16,842
                                                                     ---------     ---------
   Balance, end of period....................................        $   7,738     $  14,185
                                                                     =========     =========




See accompanying notes to condensed consolidated financial statements.

                             OAK INDUSTRIES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Oak Industries Inc. and subsidiaries as of March 31, 1997 and December 31, 1996, and the results of their operations and cash flows for the three month periods ending March 31, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. During the Company's 1997 first quarter, the Company received authorization from its Board of Directors and its banks to repurchase stock in an amount not to exceed $50.0 million. The Company will use the repurchased stock for its stock plans and for other corporate purposes. As of March 31, 1997, the Company had spent $10.1 million to repurchase 498,400 shares of its common stock. The Company subsequently purchased an additional 558,900 shares for $10.4 million through May 14, 1997.

3. In February of 1997, the Company purchased certain assets associated with the gas regulator product line of Leemco, Inc. ("Leemco") for approximately $1.0 million, including consolidation and transaction expenses. Of the total purchase price, the Company paid $0.5 million in cash and $0.2 million in the form of a promissory note. As a result of the transaction, the Company will amortize goodwill in the amount of $0.4 million over the next 20 years.

4. In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Company is required to adopt SFAS No. 128 effective as of the last quarter of 1997. The impact of SFAS No. 128 would not have been significant for the quarter ended March 31, 1997. The impact of SFAS No. 128 for the quarter ended March 31, 1996 would have been an additional $0.04 to income per common share.

5. The Company paid interest on debt during the first quarters of 1997 and 1996 in the amounts of $2.4 million and $2.0 million, respectively. Income taxes paid during the three months ended March 31, 1997 and 1996 were $0.4 million and $0.6 million, respectively.

6. Certain items in the 1996 financial statements have been reclassified to conform with 1997 presentation.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net sales decreased 7.2% to $73.0 million in the first quarter of 1997 from $78.7 million in the first quarter of 1996. The decrease in net sales resulted primarily from lower sales of the Company's communications components business. Net income decreased to $4.0 million in the first quarter of 1997 from $17.3 million in the first quarter of 1996, in large part because net income in the first quarter of 1996 included a nonrecurring net gain of $10.9 million. This nonrecurring net gain reflected a gain of $20.5 million from the sale of the Company's equity investment in Video 44 less certain nonrecurring asset write downs and other charges of $3.0 million and a tax impact of these unusual items totaling $6.6 million. Of the $3.0 million pre-tax charge, $1.1 million was taken against cost of sales, $1.0 million was taken against selling, general, and administrative expenses, and $0.9 million was taken against equity in net income (loss) of affiliated companies. Excluding the foregoing nonrecurring items and income from discontinued operations of $0.4 million, the Company's net income from the first quarter of 1996 was $6.0 million.

   The Company's results of operations for the first quarters of 1997 and 1996 are summarized as follows (in millions):


                                                  Q1 1997          Q1 1996
                                                  -------          -------


Net income excluding unusual items.........       $  4.0           $  6.0
Gain on sale of equity investment..........           --             20.5
Asset write downs and other charges........           --             (3.0)
Tax impact of unusual items................           --             (6.6)
Income from discontinued operations........           --              0.4
                                                  ------           ------

Net income as reported.....................       $  4.0           $ 17.3
                                                  ======           ======




COMMUNICATIONS COMPONENTS

   The Company's communications components revenues decreased 11.9% in the first quarter of 1997 from revenues in the comparable prior year period. The decrease reflects lower Gilbert Engineering Co., Inc. ("Gilbert") sales resulting from a shipment moratorium implemented by Gilbert's largest customer in October of 1996. This customer made no purchases from Gilbert during the first quarter of 1997, and the Company is uncertain as to when the customer will purchase from Gilbert in the future. The decline in Gilbert's revenues in the first quarter of 1997 was offset in part by an increase in revenues from Lasertron Inc.'s sales of fiber optic components. A significant contract between Gilbert and its largest customer will expire on December 31, 1997. The impact, if any, of the expiration of the contract on the Company's business cannot be determined at this time.

CONTROLS COMPONENTS

   The Company's controls components revenues for the first quarter of 1997 reflected modest growth from revenues for the same period in 1996.
Controls components growth resulted from increased demand for sensing devices and modest sales growth of components for gas cooking.

GROSS PROFIT

   The gross profit margin for the first quarter of 1997 was 34.3% compared to 39.8% (excluding the unusual items described above) for the first quarter of 1996. The decrease is attributable to lower volume sales of high margin communications components coupled with adverse manufacturing variances at Gilbert resulting from a decrease in production volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses (excluding the unusual items described above), decreased $0.5 million from expenses in the comparable prior year period. Selling, general and administrative expenses as a percentage of sales increased to 21.8% in the first quarter of 1997 from 20.9% in the first quarter of 1996 due to increased amortization of intangible assets resulting from the Company's purchase of an additional interest in Gilbert in late 1996.

INTEREST EXPENSE

   Interest expense increased to $2.5 million in the first quarter of 1997 from $1.8 million in the first quarter of 1996. The increase reflects the Company's additional borrowings to finance the purchase of an additional 24.5% interest in Gilbert in late 1996 and stock repurchases under the Company's stock repurchase program.

INTEREST INCOME

   Interest income decreased to $0.08 million in the first quarter of 1997 from $0.1 million in the first quarter of 1996 as a result of a decrease in the Company's average cash balances.

EQUITY IN NET INCOME (LOSS) OF AFFILIATED COMPANIES

   Equity in net income (loss) of affiliated companies in the first quarter of 1997 improved by $1.0 million from the first quarter of 1996, primarily because equity in net income (loss) of affiliated companies in the first quarter of 1996 reflected the write down of certain assets included in the unusual items described above.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

   Minority interest in net income of subsidiaries in the first quarter of 1997 decreased $1.9 million from the first quarter of 1996 as a result of the Company's purchase of an additional 24.5% interest in Gilbert in late 1996 and a decrease in Gilbert's revenues.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flow from operations totaling $3.0 million in the first quarter of 1997 represented a decrease of $1.7 million from cash flow generated in the first quarter of 1996. The decrease resulted primarily from lower income from continuing operations combined with an increase in the amount of working capital used. The Company decreased its capital spending to $2.3 million in the first quarter of 1997 from $5.6 million in the first quarter of 1996. Capital expenditures in the first quarter of 1996 included investments to increase capacity at Gilbert.

   As of May 14, 1997 the Company had spent $20.5 million to repurchase 1,057,300 shares of its common stock. The Company was originally authorized to purchase shares of its stock in an amount not to exceed $50 million.

   The Company and Gilbert management currently own 92.5% and 7.5%, respectively, of Gilbert. The Company will purchase one half of management's interest in Gilbert in the third quarter of 1997 at a price equaling a multiple of Gilbert's earnings before interest, taxes, and amortiization expense for the twelve month period immediately preceding the closing date of the purchase. The Company will purchase the remainder of Gilbert management's interest no later than October 30, 1998 on substantially the same pricing terms. The Company will finance the purchase with cash generated by operations and borrowings under the Company's credit facility.

   The Company believes that funds generated by operations and from its existing cash balances and its available credit facility will be sufficient to fund the Company's ongoing operations for the next year.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2.  CHANGES IN SECURITIES

   Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5.  OTHER INFORMATION

   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit Index

         (10) Amendment No. 1 dated as of December 13, 1996 to the credit agreement dated as of November 1, 1996 among Oak Industries Inc. and the lenders from time to the time party thereto and The Chase Manhattan Bank, as administrative agent and issuing bank filed herewith.

         (27) Financial Data Schedule (Submitted only to the Securities and Exchange Commission in electronic format for its information only).

   (b)   Reports on Form 8-K:

         No reports on Form 8-K were filed during the first quarter ended March 31, 1997.






                       OAK INDUSTRIES INC.

                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OAK INDUSTRIES INC.


Date:  May 14, 1997                       /s/ Francis J. Lunger
                                              Francis J. Lunger
                                              Senior Vice President and
                                              Chief Financial Officer