Form 10-Q
period 1997-06-30
OAK INDUSTRIES INC
filed 1997-08-15
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                   FORM 10-Q
                              ------------------


                       For Quarter Ended June 30, 1997

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

As of August 13, 1997, the Company had outstanding 17,834,150 shares of Common Stock, $0.01 par value per share.



===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)


                                                       June 30, 1997              December 31, 1996
                                                        (Unaudited)
                                                    ---------------------        ---------------------
ASSETS
Current Assets:
  Cash and cash equivalents...................                  $   8,660                     $   6,116
   Receivables, less reserve..................                     50,065                        40,202
   Inventories:
      Raw materials...........................       13,529                      13,134
      Work in process.........................       27,378                      28,182
      Finished goods..........................       10,332        51,239        12,039          53,355
                                                   --------                    --------
   Deferred income taxes......................                     16,575                        22,210
   Other current assets.......................                      2,806                         2,641
                                                                ---------                     ---------
         Total current assets.................                    129,345                       124,524
Plant and Equipment, at cost..................      149,811                     143,400
Less - accumulated depreciation...............      (84,033)       65,778       (78,374)         65,026
                                                   --------                    --------
Deferred income taxes.........................                      5,788                         4,348
Goodwill and other intangible assets, less
   accumulated amortization of
   $14,285 and $11,451........................                    163,805                       166,498
Investments in affiliates.....................                      8,344                         8,315
Other assets..................................                      4,140                         5,574
                                                                ---------                     ---------
         Total Assets.........................                  $ 377,200                     $ 374,285
                                                                =========                     =========
Liabilities and Stockholders' Equity

Current Liabilities:
   Current portion of long-term debt..........                  $     443                     $     290
   Accounts payable...........................                     15,654                        16,162
   Accrued liabilities........................                     28,922                        29,053
                                                                ---------                     ---------
         Total current liabilities............                     45,019                        45,505

Other liabilities.............................                      8,244                         7,973

Long-term debt................................                    151,596                       138,161

Minority interest.............................                     10,646                        10,923

Stockholders' Equity:
   Common stock...............................          185                         184
   Additional paid-in capital.................      297,429                     296,185
   Accumulated deficit........................     (110,304)                   (119,692)
   Unearned compensation - restricted stock...       (1,910)                     (2,945)
   Treasury stock.............................      (22,088)                     (1,369)
   Other......................................       (1,617)      161,695          (640)        171,723
                                                   --------     ---------      --------       ---------
         Total Liabilities and
           Stockholders' Equity...............                  $ 377,200                     $ 374,285
                                                                =========                     =========



See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                       For the Three Months         For the Six Months
                                                          Ended June 30,              Ended June 30,
                                                      ----------------------      ----------------------
                                                        1997          1996          1997         1996
                                                      --------      --------      --------      --------

Net sales.......................................      $ 80,306      $ 80,590     $ 153,348     $ 159,327
Cost of sales...................................       (49,523)      (48,477)      (97,479)      (97,063)
                                                      --------      --------     ---------     ---------
Gross profit....................................        30,783        32,113        55,869        62,264
Selling, general and administrative expenses....       (18,739)      (16,197)      (34,626)      (33,625)
                                                      --------      --------     ---------     ---------
Operating income................................        12,044        15,916        21,243        28,639

Interest expense................................        (2,767)       (1,281)       (5,248)       (3,110)
Interest income.................................            63           124           139           266
Gain on sale of equity investment...............            --            --            --        20,550
Equity in net income (loss) of
   affiliated companies.........................             5            69            44          (906)
                                                      --------      --------     ---------     ---------
Income from continuing operations before
   income taxes and minority interest...........         9,345        14,828        16,178        45,439
Income taxes....................................        (3,645)       (5,699)       (6,242)      (17,331)
Minority interest in net income of subsidiaries.          (339)       (2,675)         (548)       (4,825)
                                                      --------      --------     ---------     ---------
Income from continuing operations...............         5,361         6,454         9,388        23,283
Income from discontinued operations,
   net of taxes.................................            --           654            --         1,084
                                                      --------      --------     ---------     ---------
Net income......................................      $  5,361      $  7,108     $   9,388     $  24,367
                                                      ========      ========     =========     =========
Income per common share:
      Continuing operations.....................      $    .30      $    .34     $     .52     $    1.26
      Discontinued operations...................           .00           .04           .00           .06
                                                      --------      --------     ---------     ---------
      Net Income................................      $    .30      $    .38     $     .52     $    1.32
                                                      ========      ========     =========     =========
Weighted average shares.........................        17,894        18,622        18,217        18,480
                                                      ========      ========     =========     =========

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                             ----------------------
                                                                                1997         1996
                                                                             --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Income from continuing operations..............................          $  9,388      $  23,283
   Adjustments to reconcile income from continuing operations to net cash provided by operations:
         Depreciation.............................................             6,135          4,704
         Amortization.............................................             3,369          1,747
         Change in minority interest..............................               548          4,825
         Gain on the sale of property.............................              (253)            --
         Gain on the sale of equity investment....................                --        (20,550)
         Changes in working capital...............................            (3,646)        10,678
         Other....................................................              (188)           460
                                                                            --------      ---------
Net cash provided by operations...................................            15,353         25,147
                                                                            --------      ---------

Investing Activities:
   Capital expenditures...........................................            (7,200)       (12,113)
   Acquisition of business........................................              (751)            --
   Proceeds from the sale of property.............................             1,524             --
   Proceeds from the sale of equity investment....................                --         29,400
   Other..........................................................               185            367
                                                                            --------      ---------
Net cash provided by (used in) investing activities...............            (6,242)        17,654
                                                                            --------      ---------

Financing Activities:
   Borrowings.....................................................            13,588             --
   Repayment of borrowings........................................                --        (49,514)
   Treasury stock repurchase......................................           (20,813)            --
   Exercise of stock options......................................             1,839          6,059
   Dividends paid to minority stockholders........................              (825)            --
   Other..........................................................                94            355
                                                                            --------      ---------
Net cash used in financing activities.............................            (6,117)       (43,100)
                                                                            --------      ---------

Effect of exchange rates..........................................              (450)          (523)
                                                                            --------      ---------

Net cash used by discontinued operations..........................                --         (1,089)
                                                                            --------      ---------

Cash and Cash Equivalents:
   Net change during the period...................................             2,544         (1,911)
   Balance, beginning of period...................................             6,116         16,842
                                                                            --------      ---------
   Balance, end of period.........................................          $  8,660      $  14,931
                                                                            ========      =========

See accompanying notes to condensed consolidated financial statements.

                             OAK INDUSTRIES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Oak Industries Inc. and subsidiaries as of June 30, 1997 and December 31, 1996, and the results of their operations for the three and six month periods ending June 30, 1997 and 1996 and cash flows for the six month periods ending June 30, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. During the Company's 1997 first quarter, the Company received authorization from its Board of Directors and its banks to repurchase stock in an amount not to exceed $50.0 million. The Company will use the repurchased stock for its stock plans and for other corporate purposes. As of June 30, 1997, the Company had repurchased 1,069,300 shares at a total cost of $20.8 million.

3. In February of 1997, the Company purchased certain assets associated with the gas regulator product line of Leemco, Inc. ("Leemco") for approximately $1.0 million, including consolidation and transaction expenses. As of June 30, 1997, the Company paid a total of $0.8 million in cash related to this acquisition. As a result of the transaction, the Company will amortize total goodwill in the amount of $0.4 million over the next 20 years.

4. In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Although the Company is not required to adopt SFAS No. 128 until the last quarter of 1997, had the Company adopted SFAS No. 128 for 1997, the impact on the second quarter of 1997 and the six months ended June 30, 1997 would not have been material. Had the Company adopted SFAS No. 128 for 1996, the impact on the second quarter of 1996 would have been an additional $0.02 of income per share, and the impact for the six months ended June 30, 1996 would have been an additional $0.05 of income per share.

5. The Company paid interest on debt for the three months ended June 30, 1997 and 1996 in the amounts of $2.6 million and $1.2 million, respectively, and for the six months ended June 30, 1997 and 1996 in the amounts of $5.0 million and $3.3 million, respectively. Income taxes paid during the three months ended June 30, 1997 and 1996 were $1.0 million and $4.0 million, respectively and during the six months ended June 30, 1997 and 1996 were $1.4 million and $4.6 million, respectively.

6. Certain items in the 1996 financial statements have been reclassified to conform with 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SECOND QUARTER RESULTS

   SUMMARY

   Net sales decreased 0.4% to $80.3 million in the second quarter of 1997 from $80.6 million in the second quarter of 1996. The decrease in net sales resulted primarily from lower sales by the Company's communications components business. Net income decreased to $5.4 million in the second quarter of 1997 from $7.1 million in the second quarter of 1996, in large part because of lower operating income from the communications components business.

   REVENUES

   The Company's communications components revenues decreased 1.8% in the second quarter of 1997 from revenues in the comparable prior year period. The decrease reflects lower Gilbert Engineering Co., Inc. ("Gilbert") sales resulting primarily from a shipment moratorium implemented by Gilbert's largest customer in October of 1996. This customer made limited purchases from Gilbert during the second quarter of 1997, but the Company is uncertain as to when the customer will purchase from Gilbert in the future. The decline in Gilbert's revenues in the second quarter of 1997 was offset in part by an increase in revenues by Lasertron Inc.'s ("Lasertron") sales of fiber-optic components and from Oak Frequency Control Group's sales of frequency control devices. A significant contract between Gilbert and its largest customer will expire on December 31, 1997. The impact, if any, of the expiration of the contract on the Company's business cannot be determined at this time.

   The Company's controls components revenues for the second quarter of 1997 reflected modest growth from revenues for the same period in 1996. Controls components revenue growth resulted from sales of new products, increased market share and higher international sales.

   GROSS PROFIT

   The gross profit margin for the second quarter of 1997 was 38.3% compared to 39.8% for the second quarter of 1996. The decrease reflects adverse manufacturing variances at Gilbert from lower production volumes. The decrease at Gilbert was partially offset by gross margin improvements in the Company's other businesses.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses as a percentage of sales increased to 23.3% in the second quarter of 1997 from 20.1% in the second quarter of 1996. Amortization of intangible assets increased as a result of the Company's purchase of additional interests in Gilbert in late 1996. During the second quarter of 1997, the Company continued to increase its investment in research and development expenditures for new product development. Sales and marketing expenses increased as a result of the addition of employees in the areas of field sales, application engineering and product management.

   INTEREST EXPENSE

   Interest expense increased to $2.8 million in the second quarter of 1997 from $1.3 million in the second quarter of 1996. The increase reflects the Company's additional borrowings to finance the purchase of an additional 24.5% interest in Gilbert in late 1996 and stock repurchases under the Company's stock repurchase program.

   INTEREST INCOME

   Interest income decreased to $0.06 million in the second quarter of 1997 from $0.1 million in the second quarter of 1996 as a result of a decrease in the Company's average cash balances.

   INCOME TAXES

   The effective tax rate for financial reporting purposes for the second quarter of 1997 increased to 39% compared to 38% in the same period of 1996. The increase is primarily attributable to an increase in amortization expense associated with the purchase of an additional 24.5% interest in Gilbert, which is not deductible for federal income tax purposes.

   MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

   Minority interest in net income of subsidiaries in the second quarter of 1997 decreased $2.3 million from the second quarter of 1996 as a result of the Company's purchase of an additional 24.5% interest in Gilbert in late 1996 and a decrease in Gilbert's net income.

SIX MONTH RESULTS

   SUMMARY

   Net sales decreased 3.8% to $153.3 million in the first six months of 1997 from $159.3 million in the first six months of 1996. The decrease in net sales resulted primarily from lower sales by the Company's communications components business. Net income decreased to $9.4 million in the first six months of 1997 from $24.4 million in the first six months of 1996, in large part because net income in the first six months of 1996 included a nonrecurring net gain of $10.9 million. This nonrecurring net gain reflected a gain of $20.5 million from the sale of the Company's equity investment in Video 44 less certain nonrecurring asset write downs and other charges of $3.0 million and a tax impact of these unusual items totaling $6.6 million. Of the $3.0 million pre-tax charge, $1.1 million was taken against cost of sales, $1.0 million was taken against selling, general, and administrative expenses, and $0.9 million was taken against equity in net income (loss) of affiliated companies. Excluding the foregoing nonrecurring items and income from discontinued operations of $1.1 million, the Company's net income for the first six months of 1996 was $12.4 million.

   The Company's results of operations for the first six months of 1997 and 1996 are summarized as follows (in millions):


                                                    For the Six Months
                                                       Ended June 30,
                                                    1997          1996
                                                   -------      -------


Net income excluding unusual items.........       $  9.4       $  12.4
Gain on sale of equity investment..........           --          20.5
Asset write downs and other charges........           --          (3.0)
Tax impact of unusual items................           --          (6.6)
Income from discontinued operations........           --           1.1
                                                  ------       -------

Net income as reported.....................       $  9.4       $  24.4
                                                  ======       =======


   REVENUES

   The Company's communications components revenues decreased 6.8% in the first six months of 1997 from revenues in the comparable prior year period. The decrease reflects lower Gilbert sales resulting primarily from a shipment moratorium implemented by Gilbert's largest customer in October of 1996. This customer made limited purchases from Gilbert during the second quarter of 1997, but the Company is uncertain as to when the customer will purchase from Gilbert in the future. The decline in Gilbert's revenues in the first six months of 1997 was offset in part by an increase in revenues from Lasertron's sales of fiber-optic components and from Oak Frequency Control Group's sales of frequency control devices. A significant contract between Gilbert and its largest customer will expire on December 31, 1997. The impact, if any, of the expiration of the contract on the Company's business cannot be determined at this time.

   The Company's controls components revenues for the first six months of 1997 reflected modest growth from revenues for the same period in 1996. Controls components revenue growth resulted from increased demand for sensing devices, sales of new products, increased market share and higher international sales.

   GROSS PROFIT

   The gross profit margin for the first six months of 1997 was 36.4% compared to 39.8% (excluding the unusual items described above) for the first six months of 1996. The decrease reflects lower volume sales of high margin communications components and adverse manufacturing variances at Gilbert from lower production volumes. This decrease at Gilbert was partially offset by margin improvements in the Company's other businesses.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses as a percentage of sales increased to 22.6% in the first six months of 1997 from 20.5% (excluding the unusual items described above) in the first six months of 1996 due primarily to increased amortization of intangible assets resulting from the Company's purchase of additional interests in Gilbert in late 1996. The increase is also attributable to higher research and development expenditures from investments in new product development. Sales and marketing expenses increased as a result of the addition of employees in the areas of field sales, application engineering and product management.

   INTEREST EXPENSE

   Interest expense increased to $5.2 million in the first six months of 1997 from $3.1 million in the first six months of 1996. The increase reflects the Company's additional borrowings to finance the purchase of an additional 24.5% interest in Gilbert in late 1996 and stock repurchases under the Company's stock repurchase program.

   INTEREST INCOME

   Interest income decreased to $0.1 million in the first six months of 1997 from $0.3 million in the first six months of 1996 as a result of a decrease in the Company's average cash balances.

   EQUITY IN NET INCOME (LOSS) OF AFFILIATED COMPANIES

   Equity in net income of affiliated companies in the first six months of 1997 improved by $1.0 million from the first six months of 1996, primarily because equity in net loss of affiliated companies in the first quarter of 1996 included $0.9 million for the write down of certain assets.

   INCOME TAXES

   The effective tax rate for financial reporting purposes for the first six months of 1997 increased to 39% as compared to 38% in the same period of 1996. The increase is primarily attributable to an increase in goodwill amortization that was not deductible for income tax purposes. This increased amortization related to the purchase of an additional 24.5% interest in Gilbert.

   MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

   Minority interest in net income of subsidiaries in the first six months of 1997 decreased $4.3 million from the first six months of 1996 as a result of the Company's purchase of an additional 24.5% interest in Gilbert in late 1996 and a decrease in Gilbert's net income.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flow from operations totaling $15.4 million in the first six months of 1997 represented a decrease of $9.8 million from cash flow generated in the comparable prior year period of 1996. The decrease resulted primarily from lower income from continuing operations combined with an increase in the amount of working capital used. The Company decreased its capital spending to $7.2 million in the first six months of 1997 from $12.1 million in the first six months of 1996. Capital expenditures in the first six months of 1996 included investments to increase capacity at Gilbert and investments for production processes at Lasertron.

   The Company has in place a $300 million unsecured revolving credit facility (the "Facility"). Borrowings bear interest, at the option of the Company, either (i) at the prime rate (or, if higher, at 1/2% above the federal funds rate) or (ii) at a spread (of 1/2% to 1%) over the reserve-adjusted 1, 2, 3 or 6 month LIBOR rate. The spread is subject to adjustment based on certain financial tests set forth in the Facility. Certain of the Company's subsidiaries have guaranteed the obligations under the Facility. The Facility requires the Company to meet certain periodic financial tests, and prohibits the Company from paying dividends to the Company's stockholders. Borrowing capability under the Facility will be reduced by $50 million on each of November 1, 1999 and November 1, 2000. The Facility expires on December 31, 2001. As of August 2, 1997, the Company had borrowings of $144 million under the Facility.

   As of June 30, 1997 the Company had spent $20.8 million to repurchase 1,069,300 shares of its common stock. The Company was originally authorized to repurchase shares of its stock in an amount not to exceed $50 million.

   The Company and Gilbert management currently own 92.5% and 7.5%, respectively, of Gilbert. The Company will purchase one half of management's interest in Gilbert in the fourth quarter of 1997 and the remainder of Gilbert management's interest no later than October 30, 1998, in each case at a price equaling a multiple of Gilbert's earnings before interest, taxes, and amortization expense for the twelve month period immediately preceding the closing date of the purchase. The Company will finance the purchases with cash generated by operations and borrowings under the Company's Facility. Until such time as management no longer holds interests in Gilbert, the Company may, pursuant to the provisions of an Amended and Restated Management Stockholders Agreement, be obligated to pay management a dividend equal to management's proportionate share of Gilbert's excess cash flow.

   The Company believes that funds generated by operations and from its existing cash balances and its available credit facility will be sufficient to fund the Company's ongoing operations.

RISKS AND UNCERTAINTIES

   Statements contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact may include forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. It is important to note that actual results could differ materially from such forward looking statements due to a number of factors, including, among other things, the factors set forth below. The forward looking statements should be considered in light of these factors.

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

   The Company currently buys a number of raw materials from single sources. In most cases there are readily available and qualified external alternative sources of supply. The Company does not at this time have a qualified second external source for one critical component used in the production of fiber-optic modules, however the Company now produces this component in-house in addition to sourcing it from a single external vendor.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   On April 16, 1997, the Company held its Annual Meeting of Stockholders (the "Annual Meeting") at which each of William S. Antle III, Beth L. Bronner, Daniel W. Derbes, Roderick M. Hills, George W. Leisz, Gilbert E. Matthews, Christopher H.B. Mills and Elliot L. Richardson were re-elected as directors for an additional term to expire at the Company's next Annual Meeting. Each of the directors was re-elected with the following votes:
Mr. Antle, 13,983,913 votes cast for and 48,042 votes withholding authority; Ms. Bronner, 12,951,754 votes cast for and 1,080,201 votes withholding authority; Mr. Derbes, 13,978,549 votes cast for and 53,406 votes withholding authority; Mr. Hills, 13,977,268 votes cast for and 54,687 votes withholding authority; Mr. Leisz, 13,976,105 votes cast for and 55,850 votes withholding authority; Mr. Matthews, 13,979,129 votes cast for and 52,826 votes withholding authority; Mr. Mills, 12,931,450 votes cast for and 1,100,505 votes withholding authority; and Mr. Richardson, 13,973,610 votes cast for and 58,345 votes withholding authority.

   The Company's stockholders also ratified the appointment of Price Waterhouse LLP as the Company's independent public accountants for the Company's fiscal year 1997, with 13,993,802 votes cast for such ratification, 21,106 votes cast against such ratification, and 17,047 votes abstaining from such ratification.

ITEM 5.  OTHER INFORMATION

   Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit Index

        (27) Financial Data Schedule (Submitted only to the Securities and Exchange Commission in electronic format for its information only).

   (b)   Reports on Form 8-K:

         No reports on Form 8-K were filed during the second quarter ended June 30, 1997.

                       OAK INDUSTRIES INC.

                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OAK INDUSTRIES INC.


Date:  August 15, 1997                    /s/ Coleman S. Hicks
                                              Coleman S. Hicks
                                              Senior Vice President and
                                              Chief Financial Officer