Form 10-Q
period 1997-09-30
OAK INDUSTRIES INC
filed 1997-11-12
CIK 73568

===========================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ------------------
                                   FORM 10-Q
                              ------------------


                      For Quarter Ended September 30, 1997

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

                               (781) 890-0400
                       (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

Indicate number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of October 31, 1997, the Company had outstanding 17,857,094 shares of Common Stock, $0.01 par value per share.

===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET
(Dollars in thousands)


                                                     September 30, 1997            December 31, 1996
                                                        (Unaudited)
                                                    ---------------------        ---------------------
ASSETS

Current Assets:
   Cash and cash equivalents..................                  $   6,557                     $   6,116
   Receivables, less reserve..................                     52,311                        40,202
   Inventories:
      Raw materials...........................       15,441                      13,134
      Work in process.........................       30,464                      28,182
      Finished goods..........................        8,356        54,261        12,039          53,355
                                                   --------                    --------
   Deferred income taxes......................                     11,678                        22,210
   Other current assets.......................                      2,955                         2,641
                                                                ---------                     ---------
         Total current assets.................                    127,762                       124,524
Plant and Equipment, at cost..................      156,081                     143,400
Less - accumulated depreciation...............      (87,080)       69,001       (78,374)         65,026
                                                   --------                    --------
Deferred income taxes.........................                      5,687                         4,348
Goodwill and other intangible assets, less
   accumulated amortization of
   $15,713 and $11,451.......................                     176,011                       166,498
Investments in affiliates....................                       8,368                         8,315
Other assets.................................                       4,147                         5,574
                                                                ---------                     ---------
         Total Assets........................                   $ 390,976                     $ 374,285
                                                                =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                            $     443                     $     290
   Accounts payable..........................                      15,006                        16,162
   Accrued liabilities.......................                      29,036                        29,053
                                                                ---------                     ---------
         Total current liabilities...........                      44,485                        45,505

Other liabilities............................                       7,644                         7,973

Long-term debt...............................                     155,600                       138,161

Minority interest............................                      10,222                        10,923

Stockholders' Equity:
   Common stock..............................           188                         184
   Additional paid-in capital................       302,830                     296,185
   Accumulated deficit.......................      (104,480)                   (119,692)
   Unearned compensation -
      restricted stock.......................        (1,768)                     (2,945)
   Treasury stock............................       (22,028)                     (1,369)
   Other.....................................        (1,717)      173,025          (640)        171,723
                                                   --------     ---------      --------       ---------
         Total Liabilities and
             Stockholders' Equity............                   $ 390,976                     $ 374,285
                                                                =========                     =========

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                       For the Three Months        For the Nine Months
                                                        Ended September 30,         Ended September 30,
                                                      ----------------------      ----------------------
                                                        1997          1996          1997         1996
                                                      --------      --------      --------      --------

Net sales.......................................      $ 76,975      $ 74,086     $ 230,323     $ 233,413
Cost of sales...................................       (48,373)      (45,416)     (145,852)     (142,479)
                                                      --------      --------     ---------     ---------
Gross profit....................................        28,602        28,670        84,471        90,934
Selling, general and administrative expenses           (16,492)      (14,504)      (51,118)      (48,129)
                                                      --------      --------     ---------     ---------
Operating income................................        12,110        14,166        33,353        42,805

Interest expense................................        (2,718)         (990)       (7,966)       (4,100)
Interest income.................................            93           108           232           374
Gain on sales of equity investments.............            --           952            --        21,502
Equity in net income (loss) of
   affiliated companies.........................            17          (159)           61        (1,065)
                                                      --------      --------     ---------     ---------
Income from continuing operations before
   income taxes and minority interest...........         9,502        14,077        25,680        59,516
Income taxes....................................        (3,382)       (4,884)       (9,624)      (22,215)
Minority interest in net income of subsidiaries.          (296)       (1,786)         (844)       (6,611)
                                                      --------      --------     ---------     ---------
Income from continuing operations...............         5,824         7,407        15,212        30,690
Income from discontinued operations,
   net of taxes.................................            --           358            --         1,442
                                                      --------      --------     ---------     ---------
Net income......................................      $  5,824      $  7,765     $  15,212     $  32,132
                                                      ========      ========     =========     =========
Income per common share:
      Continuing operations.....................      $    .32      $    .39     $     .84     $    1.65
      Discontinued operations...................            --           .02            --           .08
                                                      --------      --------     ---------     ---------
      Net Income................................      $    .32      $    .41     $     .84     $    1.73
                                                      ========      ========     =========     =========
Weighted average shares.........................        18,149        18,827        18,193        18,612
                                                      ========      ========     =========     =========

See accompanying notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                               For the Nine Months
                                                                               Ended September 30,
                                                                             ----------------------
                                                                               1997          1996
                                                                             --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Income from continuing operations..............................          $ 15,212      $  30,690
   Adjustments to reconcile income from continuing operations to net cash provided by operations:
         Depreciation.............................................             9,278          7,260
         Amortization.............................................             4,981          2,494
         Change in minority interest..............................               844          6,611
         Gain on the sale of properties...........................              (253)            --
         Gain on the sales of equity investments..................                --        (21,502)
         Changes in working capital...............................            (1,475)        10,177
                                                                            --------      ---------
Net Cash Provided by Operations...................................            28,587         35,730
                                                                            --------      ---------

Investing Activities:
   Capital expenditures...........................................           (11,138)       (18,798)
   Acquisition of businesses......................................           (21,118)            --
   Proceeds from the sale of properties...........................             1,924             --
   Proceeds from the sales of equity investments..................                --          30,871
   Other..........................................................                 4             337
                                                                            --------      ----------
Net Cash Provided by (Used in) Investing Activities...............           (30,328)         12,410
                                                                            --------      ----------

Financing Activities:
   Borrowings.....................................................            17,592              --
   Repayment of borrowings........................................                --         (62,747)
   Treasury stock repurchase......................................           (20,813)             --
   Exercise of stock options......................................             7,243           7,352
   Dividends paid to minority stockholders........................            (1,545)             --
   Other..........................................................               154             285
                                                                            --------      ----------
Net Cash (Used in) Provided by Financing Activities...............             2,631         (55,110)
                                                                            --------      ----------

Effect of Exchange Rates..........................................              (449)           (402)
                                                                            --------      ----------

Net Cash Used by Discontinued Operations..........................                --           1,153
                                                                            --------      ----------


Cash and Cash Equivalents:
   Net change during the period...................................               441          (6,219)
   Balance, beginning of period...................................             6,116          16,842
                                                                            --------      ----------
   Balance, end of period.........................................          $  6,557      $   10,623
                                                                            ========      ==========


See accompanying notes to condensed consolidated financial statements.

                             OAK INDUSTRIES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Oak Industries Inc. and subsidiaries as of September 30, 1997 and December 31, 1996, and the results of their operations for the three-month period and nine-month periods ending September 30, 1997 and 1996 and cash flows for the nine-month periods ending September 30, 1997 and 1996 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. On September 30, 1997, the Company acquired all of the outstanding capital stock of Piezo Crystal Company, ("Piezo"), a Carlisle, Pennsylvania manufacturer of frequency control products for the satellite and wireless communications industries. The Company paid approximately $20.2 million in cash, including transaction expenses. In addition, Piezo's shareholders may receive additional consideration of up to a maximum of $5.9 million, depending upon Piezo's operating results for the balance of 1997 and 1998. The purchase price was financed with borrowings from the Company's existing credit facility. The acquisition was accounted for as a purchase of assets pursuant to an election under Section 338(h)(10) of the Internal Revenue Code of 1986, as amended. The Company's consolidated balance sheet and consolidated statement of cash flows include Piezo. Piezo's results are not included in the consolidated statement of operations. The Company recorded $13.5 million of goodwill which will be amortized over 40 years. The Company expects to charge to cost of goods sold, in the fourth quarter of 1997, amounts related to the write-up of Piezo's inventory required by purchase accounting.

3. During the Company's 1997 first quarter, the Company received authorization from its Board of Directors and its banks to expend up to $50.0 million to repurchase shares of its common stock. The Company will use the repurchased stock for its stock plans and for other corporate purposes. As of September 30, 1997, the Company had repurchased 1,069,300 shares at a total cost of $20.8 million.

4. In February 1997, the Company purchased certain assets associated with the gas regulator product line of Leemco, Inc. for approximately $1.0 million, including consolidation and transaction expenses. As a result of the transaction, the Company will amortize total goodwill in the amount of $0.4 million over the next 20 years.

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Company is not required to adopt SFAS No. 128 until the last quarter of 1997. The following table displays the impact that the adoption of SFAS No. 128 would have had on the Company's income per share:



                                   Income Per Share                               Income Per Share
                                     As Reported                               Pro Forma SFAS No. 128
                               Q3 1997       Nine Months                      Q3 1997      Nine Months
                              ---------------------------                     ------------------------


Primary................          $.32           $.84      Basic...........       $.33           $.85
Fully-Diluted..........          $.32           $.84      Diluted.........       $.32           $.84




6. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will implement SFAS 130 and SFAS 131 as required in fiscal 1998, which require the Company to report and display certain information related to comprehensive income and operating segments, respectively. Adoption of SFAS 130 and SFAS 131 will not have an impact on the Company's financial position or results of operations.

7. The Company paid interest on debt for the three months ended September 30, 1997 and 1996 in the amounts of $2.7 million and $0.8 million, respectively, and for the nine months ended September 30, 1997 and 1996 in the amounts of $7.7 million and $4.1 million, respectively. Income taxes paid during the three months ended September 30, 1997 and 1996 were $0.9 million and $0.8 million, respectively, and during the nine months ended September 30, 1997 and 1996 were $2.3 million and $5.4 million, respectively.

8. Certain items in the 1996 financial statements have been reclassified to conform with 1997 presentation.

9.   Subsequent event:
     On October 31, 1997, the Company purchased equity interests totalling 3.75% of Gilbert Engineering Co., Inc. ("Gilbert") held by certain former and present members of the management of Gilbert. The Company paid approximately $8.8 million in cash. The purchase price was financed with borrowings from the Company's existing credit facility. This acquisition will be accounted for as a purchase and the Company will record $4.0 million of goodwill which will be amortized over 35 years. The Company now owns 96.25% of Gilbert.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRD QUARTER RESULTS

   SUMMARY

   Net sales increased 3.9% to $77.0 million in the third quarter of 1997 from $74.1 million in the third quarter of 1996. Net income decreased to $5.8 million in the third quarter of 1997 from $7.8 million in the third quarter of 1996, in large part because of lower operating income from the communications components business.

   SALES

   The Company's communications components sales in the third quarter of 1997 remained level with sales in the comparable prior period. The largest customer of Gilbert announced a moratorium on purchases in October 1996. This customer made purchases from Gilbert during the third quarter of 1997 that were significantly lower than purchases made in the comparable prior period. The Company cannot predict the level of its future sales to this customer. The decline in Gilbert's sales in the third quarter of 1997 was offset by an increase in sales at Lasertron Inc. ("Lasertron") and Oak Frequency Control Group ("OFCG").

   The sales of the Company's controls components in the third quarter of 1997 increased significantly over sales in the same period in 1996. This growth resulted primarily from sales of new products and higher international sales.

   GROSS PROFIT

   The gross profit margin for the third quarter of 1997 was 37.2% compared to 38.7% for the third quarter of 1996. The decrease reflects the adverse impact of lower production volumes at Gilbert. The decrease at Gilbert was partially offset by gross margin improvements in the Company's other businesses.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses as a percentage of sales increased to 21.4% in the third quarter of 1997 from 19.6% in the third quarter of 1996. Amortization of intangible assets increased as a result of the Company's purchase of additional equity interests in Gilbert in late 1996. During the third quarter of 1997, the Company continued to increase its investment in research and development expenditures for new product development.

   INTEREST EXPENSE

   Interest expense increased to $2.7 million in the third quarter of 1997 from $1.0 million in the third quarter of 1996. The increase reflects the Company's additional borrowings to finance the purchase of equity interests totalling 24.5% of Gilbert in late 1996 and stock repurchases under the Company's stock repurchase program.

   INTEREST INCOME

   Interest income decreased to $0.09 million in the third quarter of 1997 from $0.1 million in the third quarter of 1996 as a result of a decrease in the Company's average cash balances.

   GAIN ON SALE OF EQUITY INVESTMENTS

   During the third quarter of 1996, the Company completed the sale of its 45% equity interest in O/E/N India Ltd. and recorded a pre-tax gain of $1.0 million.

   INCOME TAXES

   Income taxes for the third quarter of 1996 were reduced by $0.4 million as a result of the resolution of several state tax matters. During the third quarter of 1997 the resolution of a federal tax matter reduced income taxes by $0.3 million.

   The effective tax rate for the third quarter of 1997 increased to 36% compared to 34% for the third quarter of 1996 because of higher amortization expense associated with the purchase of additional interests in Gilbert, which is not deductible for tax purposes.

   MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

   Minority interest in net income of subsidiaries in the third quarter of 1997 decreased $1.5 million from the third quarter of 1996 as a result of the Company's purchase of equity interests totalling 24.5% of Gilbert in late 1996, and a decrease in Gilbert's net income.


NINE MONTH RESULTS

   SUMMARY

   Net sales decreased 1.3% to $230.3 million in the first nine months of 1997 from $233.4 million in the first nine months of 1996. The decrease in net sales resulted primarily from lower sales by the Company's communications components business. Net income decreased to $15.2 million in the first nine months of 1997 from $32.1 million in the first nine months of 1996, in large part because net income in the first nine months of 1996 included a nonrecurring net gain of $11.5 million. This nonrecurring net gain reflected gains of $20.5 million and $1.0 million from the sale of the Company's equity investments in Video 44 and O/E/N India Ltd., respectively, less certain nonrecurring asset write downs and other charges of $3.0 million and a tax impact of these unusual items totaling $7.0 million. Of the $3.0 million pre-tax charge, $1.1 million was taken against cost of sales, $1.0 million was taken against selling, general, and administrative expenses, and $0.9 million was taken against equity in net income (loss) of affiliated companies. Excluding the foregoing nonrecurring items and income from discontinued operations of $1.4 million, the Company's net income for the first nine months of 1996 was $19.2 million.

   The Company's results of operations for the first nine months of 1997 and 1996 are summarized as follows (in millions):



                                                              For the Nine Months
                                                               Ended September 30,
                                                                1997        1996
                                                              --------    --------

Net income as reported.....................                   $  15.2      $  32.1
Gain on sales of equity investments........                        --        (21.5)
Asset write downs and other charges........                        --          3.0
Tax impact of unusual items................                        --          7.0
Income from discontinued operations........                        --         (1.4)
                                                              -------       ------

Net income excluding unusual items.........                   $  15.2      $  19.2
                                                              =======      =======



   SALES

   The Company's communications components sales decreased 4.6% in the first nine months of 1997 from revenues in the comparable prior period. Gilbert's largest customer announced a moratorium on purchases in October 1996. This customer made purchases from Gilbert during the first nine months of 1997 that were significantly lower than purchases made in the comparable prior period. The Company cannot predict the levels of its future sales to this customer. The decline in Gilbert's sales in the first nine months of 1997 was offset by an increase in sales at Lasertron and OFCG.

   The sales of the Company's controls components increased 6.5% in the first nine months of 1997 over sales in the same period in 1996. This growth resulted primarily from increased sales of new products and higher international sales.

   GROSS PROFIT

   The gross profit margin for the first nine months of 1997 was 36.7% compared to 39.4% (excluding the unusual items described above) for the first nine months of 1996. The decrease reflects the unfavorable impact of lower production volumes at Gilbert. This decrease at Gilbert was partially offset by gross margin improvements in the Company's other businesses.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses as a percentage of sales increased to 22.2% in the first nine months of 1997 from 20.2% (excluding the unusual items described above) in the first nine months of 1996 due in part to increased amortization of intangible assets resulting from the Company's purchase of additional equity interests in Gilbert in late 1996. The increase is also attributable to higher research and development expenditures from investments in new product development.

   INTEREST EXPENSE

   Interest expense increased to $8.0 million in the first nine months of 1997 from $4.1 million in the first nine months of 1996. The increase reflects the Company's additional borrowings to finance the purchase of equity interests totalling 24.5% of Gilbert in late 1996 and stock repurchases under the Company's stock repurchase program.

   INTEREST INCOME

   Interest income decreased to $0.2 million in the first nine months of 1997 from $0.4 million in the first nine months of 1996 as a result of a decrease in the Company's average cash balances.

   EQUITY IN NET INCOME (LOSS) OF AFFILIATED COMPANIES

   Equity in net income of affiliated companies in the first nine months of 1997 improved by $1.1 million from the first nine months of 1996, primarily because equity in the net loss of affiliated companies in the first nine months of 1996 included $0.9 million for the write-down of certain assets.

   INCOME TAXES

   The effective tax rate for financial reporting purposes for the first nine months of 1997 was 37%. The tax rate for the comparable prior period was also 37%.

   MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

   Minority interest in net income of subsidiaries in the first nine months of 1997 decreased $5.8 million from the first nine months of 1996 as a result of the Company's purchase of equity interests totalling 24.5% of Gilbert in late 1996 and a decrease in Gilbert's net income.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flow from operations totaling $28.6 million in the first nine months of 1997 represented a decrease of $7.1 million from cash flow generated in the comparable prior period in 1996. The decrease resulted primarily from lower income from continuing operations combined with an increase in the amount of working capital used. The Company decreased its capital spending to $11.1 million in the first nine months of 1997 from $18.8 million in the first nine months of 1996. Capital expenditures in the first nine months of 1996 included investments to increase capacity at Gilbert and investments for a new manufacturing facility at Lasertron.

   The Company has in place a $300.0 million unsecured revolving credit facility (the "Facility"). Certain of the Company's subsidiaries have guaranteed the obligations under the Facility. The Facility requires the Company to meet certain periodic financial tests, and prohibits the Company from paying dividends to the Company's stockholders. Borrowing capacity under the Facility will be reduced by $50 million on each of November 1, 1999 and November 1, 2000. The Facility expires on December 31, 2001. As of September 30, 1997 and after giving effect to the acquisition of Piezo, the Company had borrowings of $153.0 million under the Facility.

   On September 30, 1997, the Company acquired all of the outstanding capital stock of Piezo. The Company paid approximately $20.2 in cash, including transaction expenses. In addition, Piezo's shareholders may receive additional consideration of up to a maximum of $5.9 million, depending upon Piezo's operating results for the balance of 1997 and 1998. The purchase price was financed with borrowings from the Company's Facility.

   As of September 30, 1997 the Company had spent $20.8 million to repurchase 1,069,300 shares of its common stock. The Company is authorized to expend up to $50.0 million to repurchase its common stock.

   On October 31, 1997, the Company purchased equity interests totalling 3.75% of Gilbert. The Company paid approximately $8.8 million in cash.
The purchase price was financed with borrowings from the Company's existing credit facility. The Company and Gilbert management now own 96.25% and 3.75%, respectively, of Gilbert. The Company will purchase the remainder of Gilbert management's interest no later than October 30, 1998 at an amount based on a multiple of Gilbert's earnings before interest, taxes, and amortization expense for the twelve month period immediately preceding the closing date of the purchase. The Company will finance the purchases with cash generated by operations and borrowings under the Company's Facility. Until such time as management no longer holds interests in Gilbert, the Company will, pursuant to the provisions of an Amended and Restated Management Stockholders Agreement, pay management a dividend equal to management's proportionate share of Gilbert's excess cash flow.

   The Company believes that funds generated by operations and from its existing cash balances and its Facility will be sufficient to fund the Company's ongoing operations for the foreseeable future.

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

   A significant portion of the Company's revenues is attributable to sales of components for building, maintaining and expanding the communications infrastructure. These components are used primarily in cable, wireless and wired telephony systems in the United States and internationally. The amount of capital spending in these industries is affected by a variety of factors, including general economic conditions, availability of financing, government regulation, demand for the products and services offered by the Company's customers and technological developments. A decrease in capital spending for communications infrastructure could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Certain of the Company's business units sell products to a concentrated group of customers. The loss of, or reduced demand for products from, any of the Company's major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's international operations are subject to a variety of risks, including changes in policy by foreign governments, social conditions such as civil unrest, and economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Such factors could adversely affect the Company's international operations and have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's subsidiaries currently buy a number of raw materials from single sources. Lasertron does not at this time have a qualified second external source for one critical component used in the production of fiber-optic modules, although Lasertron now produces this component internally in addition to sourcing it from a single external vendor. The failure of the subsidiaries to obtain sufficient raw materials or components as required, or to develop alternative sources if and as required in the future, could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company's operations are subject to a variety of laws, regulations and licensing requirements, including governmental regulations relating to the environment. In addition, various pending or threatened legal proceedings by or against the Company or one or more of its subsidiaries involve alleged breaches of contract, torts and miscellaneous other causes of action arising in the ordinary course of business. The Company does not currently believe that compliance with applicable regulations or any litigation against it will have a material adverse effect on the Company. However, there can be no assurance that future compliance efforts or litigation will not have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2.  CHANGES IN SECURITIES

   On January 13, 1997 and June 27, 1997, the Company issued 1,658 and 3,273 shares of its common stock, respectively, to departing employees of the Company from its Supplemental Retirement Income Plan (the "SRIP"). These shares represented vested matching contributions made by the Company to the former employees' SRIP accounts, which contributions were payable to the employees upon their departures.

   On each of March 1, 1996 and January 1, 1997, the Company issued 3,500 shares to non-employee members of its Board of Directors. The shares were issued to such directors in consideration for past service to the Company. On September 26, 1996, the Company issued 500 shares to a director in consideration of such director's agreement to serve on the Company's Board of Directors.

   All of the above transactions were effected pursuant to exceptions from registration under Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit Index
         (10) Second amendment dated as of October 6, 1997 to the Credit Agreement dated as of November 1, 1996 among Oak Industries Inc. and the lenders from time to time party thereto and The Chase Manhattan Bank, as administrative agent and issuing bank filed herewith.

         (27) Financial Data Schedule (Submitted only to the Securities and Exchange Commission in electronic format for its information only).

    (b)  Reports on Form 8-K:
         No reports on Form 8-K were filed during the third quarter ended September 30, 1997.

                       OAK INDUSTRIES INC.

                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OAK INDUSTRIES INC.


Date:  November 12, 1997                  /s/ Coleman S. Hicks
                                              Coleman S. Hicks
                                              Senior Vice President and
                                              Chief Financial Officer