Form 10-K
period 1997-12-31
OAK INDUSTRIES INC
filed 1998-02-11
CIK 73568

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

                 For the fiscal year ended December 31, 1997

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

                               (781) 890-0400
             (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                       ON WHICH REGISTERED
  Common Stock, $0.01 par value, together with      New York Stock Exchange
  Junior Preferred Stock Purchase Rights             Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                               (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days:  Yes    No X

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     The aggregate market value of Registrant's Common Stock held by persons who are not affiliates of Registrant was $531,076,188 on January 28, 1998.

     The Registrant had 17,841,959 shares of Common Stock, $0.01 par value, issued and outstanding on January 28, 1998.

                      Documents Incorporated by Reference



       Proxy Statement to be filed no later
       than March 31, 1998                    Part III, Items 10-13

===========================================================================

                                   PART I
ITEM 1.  BUSINESS

                   (A) GENERAL DEVELOPMENT OF BUSINESS

   Oak Industries Inc. (the "Company," or the "Registrant") was incorporated under the laws of the State of Delaware in 1960. The predecessor of the Company was incorporated in 1932 under the laws of the State of Illinois. The present corporate name was adopted in 1972. The Company's executive offices are located at 1000 Winter Street, Waltham, Massachusetts 02154, and its telephone number is (781) 890-0400. Unless the context otherwise requires, the references herein to "Company" refer to Oak Industries Inc. and its consolidated subsidiaries.

   The Company operates entirely in one industry segment: the Components Segment. The Components Segment designs, manufactures and sells active and passive components for communications networks including cable connectors, frequency control devices and fiber-optic lasers. This segment also designs, manufactures and sells components for the gas range appliance industry as well as a broad line of control and sensing devices for use in testing equipment and industrial applications.

   On September 30, 1997, the Company purchased 100% of the outstanding capital stock of Piezo Crystal Company ("Piezo"), a Pennsylvania manufacturer of frequency control products for the satellite and wireless communications industries. The aggregate purchase price was approximately $20.2 million in cash, including transaction expenses. In addition, Piezo's selling shareholders will receive additional consideration of $1.0 million based upon Piezo's fourth quarter 1997 performance and may receive additional consideration of up to $4.9 million, depending upon Piezo's operating performance in 1998.

   On October 31, 1997, the Company purchased 3.75% of Gilbert Engineering Co., Inc. ("Gilbert") stock held by current and former members of Gilbert management for a purchase price of approximately $8.8 million. The Company owned 96.25% of Gilbert at December 31, 1997.

          (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENT

   For information regarding sales, operating income and identifiable assets, see Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

              (C) NARRATIVE DESCRIPTION OF BUSINESS

Overview

   The Company is a leading manufacturer of highly engineered components that it designs and sells to manufacturers and service providers in the communications and selected other industries. The Company's communications components consist primarily of connectors for the CATV industry, frequency control devices used in base stations for wireless communications, and fiber-optic components for the wired telephony infrastructure. The Company's controls components include components for gas ranges, and switches and encoders, which are used in a wide range of applications.

Business Strategy

   The Company's objective is to establish and maintain a leading position in markets with strong underlying growth characteristics. The Company attempts to achieve this position by providing a broad line of products that meets the quality and price/performance targets of its customers. The key elements of the Company's strategy include the following:

   Maintain Technology Leadership. The Company believes that its strong competitive position is attributable in large part to its engineering capabilities. The Company believes that its investment in engineering resources enables it to maintain technological leadership and will enable it to increase its customer base by developing products that meet its customers' specific technical requirements.

   Develop New Products and Increase Market Share. The Company plans to continue to increase sales by developing additional products that can be sold to existing customers and by expanding its customer base. For example, the Company's subsidiary Lasertron, Inc. ("Lasertron") recently introduced advanced transmission products that will be marketed to the same customer base that purchases Lasertron's pump lasers for amplification of fiber-optic signals. In addition, the Oak Frequency Control Group ("OFCG") has recently introduced a voltage controlled oscillator product line, expanding its customer base to include manufacturers of switching and transmission equipment in addition to OFCG's traditional customer base of manufacturers of wireless base stations and military and satellite equipment.

   Expand International Presence. The Company intends to continue to increase its international presence, primarily by expanding its sales force. The Company currently has manufacturing facilities in Canada, China, Denmark, France and Mexico, and it participates in a manufacturing joint venture in China. Sales made directly by the Company and its subsidiaries to international customers accounted for approximately 36% of the Company's sales for the year ended December 31, 1997, an increase from 34% for the year ended December 31, 1996.

   Reduce Manufacturing Costs. The Company aggressively pursues a strategy of improving its manufacturing efficiencies to reduce the cost and increase the quality of its products. The Company engineers its products for volume manufacturing and continues to evaluate and redesign its products in order to reduce manufacturing costs. The Company has also invested significantly in the automation of its manufacturing facilities. The Company intends to continue to invest in enhancing its manufacturing capabilities with the objectives of meeting the quality and price/performance targets of customers while maintaining strong operating margins.

   Grow Through Strategic Acquisitions. The Company's sales have increased in part through acquisitions, including Gilbert in 1992, Cabel-Con A/S ("Cabel-Con") in 1994, Lasertron in 1995 and Piezo in 1997. The Company also has divested non-strategic businesses in order to make more effective use of available capital. The Company plans to continue pursuing strategic acquisitions that complement its existing businesses. The Company believes that the benefits of such acquisitions include expanding the product lines of the Company and increasing its customer base.

Communications Components

   The Company is a leading manufacturer of highly engineered components that it designs and sells to manufacturers and service providers in the communications industry. The Company's communications components consist primarily of connectors for the CATV industry, frequency control devices used for wireless communications, and fiber-optic components for the wired telephony infrastructure. The Company's communications components group consists of Gilbert, OFCG and Lasertron. Collectively, communications components accounted for approximately 68%, 70% and 69% of the Company's net sales for 1995, 1996 and 1997, respectively.

   CATV and Specialty Connectors. Gilbert is a leading worldwide manufacturer of coaxial connectors for the CATV industry. Gilbert manufactures connectors for the trunk and feeder portion of the broadband distribution network. These connectors are used whenever a coaxial cable is cut or spliced, such as at connection points for amplifiers, power supplies, and other active and passive devices. Gilbert also manufactures drop connectors that connect the subscriber's television to the cable network. Many of Gilbert's customers have different specifications for their connectors. Gilbert offers over 1,700 different types of connectors in its catalogue. Connectors are complex components; for example, trunk and feeder connectors may have as many as 20 parts, many of which are individually machined prior to assembly of the connector.

   A cable system consists of three principal segments. The first is the headend, where the cable system operator receives television signals via satellite, terrestrial, microwave and other sources. The headend organizes, processes and retransmits those signals through the second segment, the distribution network, to the subscriber. The distribution network typically consists of coaxial and fiber-optic cables and associated equipment that take the signals from the headend and then transmit them throughout the cable system. The third segment is the subscriber drop, which extends from the distribution network to the subscriber's home, and connects either directly to the subscriber's television set or to a converter box. Connectors are used throughout the system where coaxial cable connects to electronic equipment such as amplifiers and at various distribution and termination points.

   Cable operators continue to upgrade the technological capabilities of their systems in order to provide subscribers with improved signal quality and increased channel capacity that allows a broader range of pay-per-view movies, Internet access through cable modems, and telephony. Cable networks are also being upgraded in response to new competitive multichannel services such as direct broadcast satellite and wireless cable. Industry data indicate that a large portion of domestic cable systems have not yet been upgraded to the minimum bandwidth targeted by CATV operators to facilitate the delivery of comprehensive services. The Company also anticipates continued growth in the cable industry internationally, where cable penetration rates typically are still low. The Company believes that opportunities for increased revenues at Gilbert will arise in connection with the anticipated upgrading of domestic cable systems and continued expansion of the cable industry internationally.

   Gilbert regularly introduces new products to expand its presence in existing markets. Gilbert has recently introduced a new line of high-end drop connectors that are designed to provide a strong barrier to moisture and a highly effective shield from radio frequency interference. Cabel-Con, Gilbert's Danish subsidiary, has developed a connector for use in wireless base stations. In addition to CATV connectors, Gilbert manufactures a line of microwave connectors that are used primarily in high reliability applications in satellites and other systems.

   Gilbert sells directly to major multiple system operators, telephone operating companies and leading distributors of CATV components. Gilbert's manufacturing operations are based in Glendale, Arizona; Vordingborg, Denmark; and Amboise, France.

   Gilbert is a leading worldwide manufacturer of trunk and feeder connectors and a major U.S. manufacturer of drop connectors for the cable television industry. Although the market for these products is highly competitive with respect to price, quality and delivery, the Company believes Gilbert competes favorably with respect to each of these factors. Gilbert's connector products are engineered to meet stringent reliability requirements. Certain parties are attempting to develop technologies that could compete with those currently employed by Gilbert's customers. If successful, these developments could have a negative impact on Gilbert's business.

   The primary raw materials used in the manufacture of Gilbert's connectors are aluminum and brass. Gilbert currently receives its aluminum requirements from two different manufacturing facilities of a single supplier. Although the Company believes several alternative sources of supply of aluminum are available, a sudden disruption of Gilbert's supply from this vendor could have a temporary adverse effect on the manufacture and sale of Gilbert's connector products. Gilbert is not dependent on any single supplier for its other significant raw material requirements. The Company believes it will be able to obtain the raw materials necessary to manufacture connectors.

   Gilbert owns a number of patents but the Company does not consider any one patent or group of patents material to the conduct of its business.

   Frequency Control Devices. OFCG is a leading supplier of quartz-based crystals and oscillators for use in wireless, wired telephony, military, satellite, and other communications applications. Crystals and oscillators are highly engineered components that provide critical timing or frequency references for wireless communications networks, wired telephony systems, satellite communications and other electronic applications requiring a high degree of signal precision. OFCG also manufactures glass-to-metal hermetically sealed packages used primarily in the frequency control industry.

   There are four primary classes of crystal oscillators: (i) uncompensated crystal oscillators or "XOs", (ii) temperature compensated crystal oscillators or "TCXOs", (iii) voltage controlled crystal oscillators ("VCXOs"), and (iv) oven controlled crystal oscillators ("OCXOs"). The type used depends on the performance characteristics required and the environment to which the oscillator will be exposed. OFCG has designed products that can be used with all major analog and digital technologies used by cellular telephone and Personal Communications Systems, or "PCS" service providers, including Code Division Multiple Access, or "CDMA," Time Division Multiple Access, or "TDMA," and Global Systems for Mobile Communications, or "GSM."

   OFCG's development efforts are focused on addressing market demands for components with higher stability, smaller size and lower power consumption. It has also invested in highly automated production and test systems to increase capacity. OFCG has focused on OCXOs for the high end of the market. In 1996 OFCG introduced a line of VCXOs that are used in less demanding applications in telephone and network switches and base stations. OFCG recently introduced a line of OCXOs in a surface mount package to meet increasing industry demand for such products

   OFCG's sales growth has been driven primarily by the growth of wireless infrastructure spending. The Company expects continued growth in wireless infrastructure spending in the United States as cellular providers upgrade from analog to digital technology, and as new PCS networks are built. In emerging markets abroad, wireless is increasingly viewed as a potential substitute for wired telephony. Internationally, growth in wireless infrastructure remains strong.

   OFCG sells frequency control products using a direct sales force and manufacturers' representatives. OFCG supplies oscillators and crystals to leading manufacturers of wireless base stations, as well as manufacturers of test and instrumentation and other equipment. OFCG also sells to a large number of smaller communications companies. The market in which OFCG participates is very competitive in terms of price, quality and delivery. The Company believes it competes favorably with respect to each of these factors.

   There are many domestic and foreign suppliers of crystal frequency control devices. In order to compete effectively in this market, OFCG places a strong emphasis on high quality and sophisticated design technology. A large percentage of OFCG's frequency control products are manufactured to exacting customer specifications, and OFCG relies to a great extent on its engineering staff to design and provide post-production support to meet customer needs.

   OFCG has several divisions: Croven Crystals, Ltd. and McCoy Crystals, which cut, polish and mount crystals; H.E.S. International, Inc., which manufactures bases for crystals and oscillators; Oak Frequency Control, which manufactures oscillators using the crystals and bases from other divisions and suppliers; and Piezo, a manufacturer of crystals and oscillators. Manufacturing facilities for OFCG's frequency control products are located in Mt. Holly Springs, Carlisle, and Mercersburg, Pennsylvania; Whitby, Ontario, Canada; and Kansas City, Kansas. OFCG has recently opened a manufacturing facility in Shanghai, China to manufacture VCXOs.

   The Company believes the raw materials required for the production of its frequency control products are readily available. There are multiple suppliers of such raw materials, and OFCG utilizes many of these suppliers.

   Fiber-Optic Communications Components. Lasertron, based in Bedford, Massachusetts, designs, manufactures and sells active fiber-optic components, including lasers and detectors used in long distance fiber-optic telephone and other networks. Lasertron is a leading semiconductor laser manufacturer for telecommunications applications.

   Lasertron's amplification products (pump lasers) are critical components of optical amplifiers, which increase the power of light signals. Optical amplifiers are placed at intervals in the network or at the source of the light signal. Lasertron's amplification products are deployed in the major domestic long distance networks and in rings connecting headends in the CATV market. Lasertron also designs and manufactures transmission components that are used to generate or detect optical signals carried on fiber-optic links. Lasertron has developed a line of advanced transmission products, known as distributed feedback lasers ("DFBs") for applications in the long distance network. These advanced transmission products generate fiber-optic signals at the rate of 2.5 gigabits per second. Lasertron also manufactures standard transmission products for the local loop, such as laser sources and detectors, which operate at lower speeds.

   Telephone service providers are experiencing significant increases in both voice and data traffic. Data transmissions now account for a substantial portion of traffic on many networks and the volume of data being transmitted is growing rapidly. The increase in voice and data traffic results primarily from the growing number of Internet users, home offices, and additional telephone lines, and the increased use of electronic mail and wireless calls that terminate on the wired network. The Company believes that telephone service providers will continue to upgrade existing networks to increase capacity.

   Lasertron sells both directly and through distributors to its domestic and export customers, which are primarily manufacturers of fiber-optic communications and CATV communications equipment.

   Lasertron owns a 50% interest in Wuhan Telecommunication Devices Co. ("WTD") located in Wuhan, China. WTD is a manufacturer of fiber-optic, semiconductor laser components for the communications industry. A research division of the Chinese Ministry of Posts and Telecommunications, Wuhan Optical Communication Technology Company, owns the other 50% interest of WTD.

   Although the market for Lasertron's products is highly competitive with respect to quality, price and delivery, the Company believes that it competes favorably with respect to each of these factors. While several of Lasertron's customers have captive operations that make products for their own use and for sale to others that compete with those of Lasertron, these customers have historically relied on Lasertron to supply a portion of their product needs.

   The products manufactured by Lasertron incorporate semiconductor diode laser and detector "chips" that are coupled to an optical fiber and supplied as compact fiber-optic modules. One high volume chip is purchased from a sole supplier, although Lasertron now produces this chip internally in addition to sourcing it externally. Internal production of this chip currently requires purchasing wafer raw material from a limited number of external suppliers, although Lasertron is developing the capability to produce this raw material internally in addition to sourcing it externally. An inability to obtain these chips or wafers externally in sufficient quantities to meet projected needs could have a material adverse effect on Lasertron's operations.

   Lasertron licenses a number of patents from third parties and the Company considers several licenses to be material to the conduct of Lasertron's business.

Controls Components

   The Company's controls components group includes Harper-Wyman Company ("Harper-Wyman") and OakGrigsby Inc. ("OakGrigsby"). Harper-Wyman is a leading supplier of components to the original equipment manufacturers of gas range appliances and also supplies components for outdoor gas grills. OakGrigsby manufactures optical, rotary and appliance switches and encoders for applications in the test and measurement, communications, medical, military and other markets. Collectively, controls components accounted for approximately 32%, 30% and 31% of the Company's net sales for 1995, 1996 and 1997, respectively.

   Appliance Components. Harper-Wyman manufactures a broad line of components and replacement parts for gas ranges for sale to original equipment manufacturers. These components control the flow of gas to, and the ignition and temperature of, burners and ovens. Harper-Wyman supplies components to the major domestic gas range manufacturers, as well as gas range manufacturers in Canada, Mexico, and Latin America. Harper-Wyman's Harpco division supplies service parts for gas ranges. In February 1997, Harper-Wyman acquired a small competing gas-regulator business and moved the manufacturing of this new product line to its facility in Mexico.

   Harper-Wyman has made significant investments in engineering resources and computer-aided design capabilities to shorten its new product development cycle. New products introduced by Harper-Wyman include ignition systems, a sealed supply system, and gas flow controls for outdoor grills. Harper-Wyman plans to continue to develop new products for its existing customers. Harper-Wyman also plans to pursue aggressively the penetration of international markets.

   Harper-Wyman sells its products primarily through a direct sales force with assistance from a small number of manufacturers' representatives. Harper-Wyman has highly automated manufacturing facilities in Princeton, Illinois and Juarez, Mexico.

   The market in which Harper-Wyman participates is very competitive in terms of price, quality and delivery. The Company believes it competes favorably with respect to each of these factors. Harper-Wyman is a leading supplier to the market for its components in the domestic market. Harper-Wyman's domestic control products must conform to Underwriters' Laboratories and American Gas Association specifications. All such approvals have been obtained and Harper-Wyman's quality assurance team maintains compliance with these specifications.

   Switch Devices. OakGrigsby designs and manufactures optical, rotary and appliance switches and encoders for applications in the test and measurement, communications, medical, military and other markets. Such products include low-power open frame, enclosed and encoded rotary switches, as well as solenoids, lighted push-button switches and appliance switches. To keep pace with the transition of its customer base from traditional analog switch technology to digital controls, OakGrigsby has also developed sensors and controls that eliminate many of the mechanical aspects of rotary switches. These products translate an input, such as motion, into electronic output. OakGrigsby recently introduced sensors used in gas pump meters, global positioning systems, medical equipment and automated teller machines.

   OakGrigsby's manufacturing operations are located in Juarez, Mexico.
The market in which OakGrigsby participates is very competitive in terms of price, quality and delivery. The Company believes it competes favorably with respect to each of these factors. OakGrigsby primarily uses manufacturers' representatives to sell to a large number of customers located principally in the U.S.

   The controls components group is not dependent upon any single supplier for raw materials.

   The controls components group owns a number of patents but the Company does not consider any one patent or group of patents material to the conduct of business.

Employees

   At December 31, 1997, the Company had 3,373 employees, 2,124 of whom worked at locations in the United States and 1,249 at locations outside the United States. Of these employees, 187 are members of unions. The Company believes that its relationships with its employees are good.

Backlog

   The Company's backlog of domestic and foreign orders was $67.8 million at December 31, 1996 and $73.5 million at December 31, 1997.

   The Company believes that substantially all orders in backlog are firm and expects shipment within twelve months of the date indicated above. Consistent with practices in the Company's businesses, a portion of the backlog is unscheduled as to the delivery date. Orders normally may be cancelled subject to payment by the purchaser of charges incurred by the Company up to the time of cancellation.

        (D) FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

   For information regarding foreign and domestic operations and export sales, see Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table lists the name, age, position and offices of all executive officers of the Registrant. The term of office of all executive officers will expire upon the holding of the first meeting of the Board of Directors following the Registrant's 1998 Annual Meeting of Stockholders.


   Name                       Age                  Position
---------                   ------                -----------

William S. Antle III......    52      Chairman of the Board since May 1996.
                                      President and Chief Executive Officer
                                      since December 1989.  From 1980 to
                                      1989, Mr. Antle was at Bain and
                                      Company, an international strategy
                                      consulting firm, most recently as
                                      Executive Vice President.  From 1973
                                      to 1980, Mr. Antle was an executive
                                      at Cummins Engine Company, a
                                      manufacturer of diesel engines, where
                                      from 1976 to 1980, he served as
                                      General Manager of several
                                      manufacturing facilities in the
                                      United Kingdom.

Coleman S. Hicks..........    54      Senior Vice President and Chief
                                      Financial Officer since June 1997 and
                                      Senior Vice President, General
                                      Counsel and Secretary from September
                                      1995 until June 1997.  Mr. Hicks also
                                      served as President, Oak Frequency
                                      Control Group from September 1995
                                      until October 1997.  Prior to joining
                                      the Company, Mr. Hicks was a partner
                                      at Covington  and  Burling, a
                                      Washington, D.C. law firm that he
                                      joined in 1972.  From February 1979
                                      until 1981, Mr. Hicks served as
                                      General Counsel of the Department of
                                      the Navy.

Pamela F. Lenehan.........    45      Senior Vice President, Corporate
                                      Development and Treasurer since
                                      February 1995.  From 1981 until
                                      December 1994, Ms. Lenehan was at CS
                                      First Boston, an investment banking
                                      firm, most recently as Managing
                                      Director-Investment Banking.  From
                                      1974 to 1981, Ms. Lenehan was a
                                      lending officer at the Chase
                                      Manhattan Bank where she was a Vice
                                      President in the Corporate Banking
                                      Department.

Paul A. LeBlanc...........    41      Vice President and Controller since
                                      June 1997.  Mr. LeBlanc served as
                                      Vice President of Finance of
                                      Lasertron from April 1996 to June
                                      1997.  Prior to joining Lasertron, he
                                      was employed by M/A-Com, Inc. (now a
                                      division of AMP Inc.) as a division
                                      controller from June 1993 to April
                                      1996 and as Director of Corporate
                                      Financial Planning and Analysis from
                                      January 1991 to June 1993.  Prior to
                                      joining M/A Com, Inc., Mr. LeBlanc
                                      was employed for ten years by Digital
                                      Equipment Corporation in a number of
                                      financial positions.

ITEM 2.  PROPERTIES

   The Company believes that its facilities are suitable and adequate for its business. They are well maintained, in sound operating condition, and in regular use. The table below sets forth the location and general character of important properties of the Company. Properties without reference to leases are owned by the Company.


                                                                     Floor Space
                                                                    (Approximate
       Location                                                      Square Feet)
      ----------                                                    -------------


Amboise, France {B,C}..................................         35,000 (2 buildings)
Aurora, Illinois (lease expires 11/30/99) {B}..........         18,000
Bedford, Massachusetts (lease expires 4/30/06) {B,C}...         80,000 (2 buildings)
Carlisle, Pennsylvania {B,C}...........................         30,000
Glendale, Arizona (leases expire 12/31/98, 12/31/02,
  and 8/31/10) {B,C}...................................        203,000 (5 buildings)
Juarez, Mexico (leases expire 5/16/98
  and 6/30/02){B,C}....................................        148,000 (2 buildings)
Kansas City, Kansas {B,C} (lease expires 9/30/02)......         19,000
Mercersburg, Pennsylvania {B,C}........................         24,000
Mt. Holly Springs, Pennsylvania {B,C}..................         79,000 (2 buildings)
Phoenix, Arizona (leases expire 1/31/99
  and 8/31/06) {B,C}...................................         43,000 (2 buildings)
Princeton, Illinois {B,C}..............................        235,000 (2 buildings)
Shanghai, China (lease expires 6/30/07) {B,C}..........         13,600
Sugar Grove, Illinois (lease expires 12/14/01) {B}.....         45,000
Vordingborg, Denmark {B,C}.............................         44,650
Waltham, Massachusetts (lease expires 7/31/00) {A,B}...         15,000
Whitby, Ontario, Canada {B,C}..........................         25,000


   {A}   Corporate Headquarters.
   {B}   Office Space.
   {C}   Manufacturing Facilities.

ITEM 3.  LEGAL PROCEEDINGS

   Various pending or threatened legal proceedings by or against the Company or one or more of its subsidiaries involve alleged breaches of contract, torts and miscellaneous other causes of action. The Company does not consider any of such proceedings to be material to the Company's financial position, results of operations, or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

   The markets on which the common stock of the Registrant is traded are the New York Stock Exchange and the Pacific Exchange, Inc. As of January 28, 1998, there were 5,672 stockholders of record of common stock of the Registrant.

   Information regarding the trading price of the Registrant's common stock as reported on the New York Stock Exchange for each quarterly period during the last two fiscal years is set forth below. No dividends on the Registrant's common stock were paid during 1996 or 1997. (See description of dividend restrictions in Note 5 of the Notes to Consolidated Financial Statements.)


                                        Price of Common Stock
                                     ----------------------------
                                      1996                   1997
                                     ------                 ------

                                  High      Low          High      Low
                                  ----      ---          ----      ---

First Quarter..............     $25 5/8   $18 3/4      $22 7/8   $16 1/4
Second Quarter.............      31 3/4    23 1/8       29        18 1/8
Third Quarter..............      33 3/4    27 1/8       32 1/4    25 3/4
Fourth Quarter.............      39        22           29 3/4    24 1/4




   On December 31, 1997, the Company issued 444 shares of its common stock to a departing employee from its Supplemental Retirement Income Plan (the "SRIP"). These shares represented vested matching contributions made by the Company to the former employee's SRIP account. This transaction was effected pursuant to an exception from registration under Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations thereunder.


ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL RESULTS

                                                            YEAR ENDED DECEMBER 31
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        --------------------------------------------------------------------
                                            1993          1994           1995           1996          1997
                                        -----------   -----------    -----------    -----------   ----------

Net sales..........................    $   204,417   $   230,894    $   255,364    $   303,536   $   314,388

Purchased in-process research and
   development expense.............             --            --         80,872             --            --
Operating income (loss)............         29,815        44,113        (27,897)        46,987        47,232
Interest expense...................          6,973         5,906          6,273          5,767        10,973
Income (loss) from continuing
   operations before income
   taxes, minority interest
   and extraordinary charge........         25,246        41,840        (30,926)        62,012        36,685
Income (loss) from continuing
   operations......................         25,710        41,041        (52,983)        31,976        21,736
Net income (loss)..................         26,660        42,446        (52,124)        41,836        21,736
Earnings per share - basic
   Income (loss) from continuing
      operations...................           1.55          2.37          (3.02)          1.77          1.22
   Net income (loss)...............           1.61          2.46          (2.98)          2.32          1.22

Earnings per share - diluted
   Income (loss) from continuing
      operations...................           1.42          2.23          (3.02)          1.71          1.20
   Net income (loss)...............           1.47          2.31          (2.98)          2.24          1.20

Cash dividends per share...........             --            --             --             --            --

FINANCIAL POSITION

Working capital....................    $    64,772   $    67,544    $     73,168   $    79,019   $    84,818
Plant and equipment, net...........         33,084        36,253          53,074        65,026        69,425
Total assets.......................        231,201       279,800         312,544       374,285       387,790
Long-term debt, net of current
   maturities......................         57,349        34,403          91,570       138,161       151,465
Total stockholders' equity.........        126,919       167,150         119,213       171,723       182,154

GENERAL STATISTICS

Capital expenditures...............    $     6,946   $     6,723    $     16,942   $    23,205   $    14,697
Depreciation.......................    $     6,037   $     6,569    $      7,694   $    10,028   $    12,287
Amortization of intangible assets..    $     2,413   $     2,372    $      2,760   $     3,609   $     5,835
Weighted average shares
  outstanding (000s):
   Basic...........................         16,605        17,282          17,520        18,043        17,837
   Diluted.........................         18,100        18,371          17,520        18,684        18,108
Number of holders of record
   (at year-end)....................         9,732         8,346           7,144         6,312         5,717
Number of employees (at year-end)...         2,549         2,776           2,931         2,944         3,373
Salaries and wages..................   $    49,833   $    59,938    $     65,543   $    72,054   $    78,209


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Certain unusual transactions affected the Company's results during 1995, 1996, and 1997. These unusual transactions are listed in the following table (dollars in millions):


                                                       1995              1996                1997
                                                      ------            ------              ------


   Income before income taxes, interest,
      minority interest and unusual
      transactions...........................       $   56.5          $   55.7            $   47.9
   Net interest..............................           (4.6)             (5.2)              (10.6)
   Income taxes..............................          (11.9)            (18.4)              (14.1)
   Minority interest.........................          (10.9)             (7.3)               (1.1)
                                                    --------          --------            --------
   Net income excluding unusual
      transactions...........................           29.1              24.8                22.1
                                                    --------          --------            --------

   Lasertron purchased in-process R and D....          (80.9)               --                  --
   Gain on sale of equity investments........             --              21.5                  --
   Restructuring charge......................             --              (3.8)                 --
   Asset write-down and other reserves.......             --              (4.2)                 --
   Purchase accounting adjustments...........           (2.0)             (0.9)               (0.6)
   Improperly capitalized expenses...........             --              (1.1)                 --
   Tax impact of unusual transactions above..            0.8              (4.4)                0.2
   Net income from discontinued operations...            2.5               1.4                  --
   Extraordinary charge, early
      extinguishment of debt, net of tax.....           (1.6)             (0.9)                 --
   Gain on sale of discontinued operation,
      net of tax.............................             --               9.4                  --
                                                    --------          --------            --------
   Subtotal of unusual transactions..........          (81.2)             17.0                (0.4)
                                                    --------          --------            --------

   Net income (loss) as reported.............       $  (52.1)         $   41.8            $   21.7
                                                    ========          ========            ========


Description of certain unusual transactions

1995

   Net income reflects non-cash charges of $82.9 million associated with the acquisition of Lasertron, including an $80.9 million charge for purchased in-process research and development and a $2.0 million charge to cost of goods sold related to the acquisition accounting for inventory. The 1995 results also include an extraordinary charge of $1.6 million net of tax and minority interest related to the early extinguishment of debt.

1996

   Unusual transactions included a gain of $21.5 million from the sale of equity investments, a restructuring charge of $3.8 million, a $4.2 million charge associated with the write-down of certain assets and a reserve for potential legal and environmental matters, a $0.9 million charge to cost of goods sold related to the acquisition accounting for inventory at Gilbert, an extraordinary charge of $0.9 million net of tax related to the early extinguishment of debt and a gain of $9.4 million, net of tax, on the sale of a subsidiary.

   In early 1997, the Company discovered that the controller of one of its divisions capitalized certain amounts that should have been expensed in the periods incurred. Because the 1995 errors were not material to the 1995 results ($1.1 million before tax, $0.7 million after tax), the 1995 financial statements were not restated and the correction of improperly capitalized expenses of $1.1 million was reported as an unusual item in 1996.

1997

   Results include a $0.6 million charge to cost of goods sold related to the acquisition accounting for Piezo.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

   Net Sales. The Company's net sales for 1997 were $314.4 million, an increase of 3.6% over 1996. The increase in net sales resulted from increased sales in both the communications components business and in the controls components business. Communications components 1997 sales, which consist of sales of Gilbert, Lasertron and OFCG, increased 3.0% over 1996 to $218.1 million. During 1997, the combined sales of Lasertron and OFCG grew substantially and more than offset a decline in Gilbert's sales. Demand for Lasertron and OFCG products was driven by increased infrastructure investments for long distance fiber-optic networks and for cellular and personal communications systems. OFCG sales for 1997 include $4.1 million of sales by Piezo, which was acquired at the end of the third quarter of 1997. In October 1996, Gilbert's then largest customer announced a moratorium on purchases. This CATV customer purchased significantly less from Gilbert than it did in 1996. Gilbert's sales volume declined from 1996 to 1997 as a result of lower sales to this customer, as well as lower sales to customers in certain international markets. Gilbert's sales to other CATV customers and sales to its microwave products customers increased significantly from 1996 to 1997.

   Controls components sales, which consist of sales of Harper-Wyman and OakGrigsby, increased 4.8% in 1997 to $96.3 million, principally as the result of growth of sales of components for gas ranges.

   Gross Profit. The Company's gross profit margin, excluding unusual transactions, decreased to 37.2% in 1997 from 39.1% in 1996 primarily as a result of the adverse impact of lower production volumes at Gilbert and increased sales of lower margin controls components. These gross margin reductions were partially offset by significant margin improvements at Lasertron and OFCG. In general, prices of the Company's products declined during the year, while material costs remained relatively stable, wages increased moderately, and productivity improved.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses excluding unusual transactions increased $6.2 million, or 9.8%, in 1997 over those expensed in the prior year. This included an increase in research and development and sales and marketing expenses over 1996 levels, with the most significant increases occurring in the communications businesses. Amortization expense relating to intangible assets increased by $2.2 million in 1997 to $5.8 million, versus $3.6 million in 1996. This increase was the result primarily of increased amortization expense related to the November 1996 and October 1997 purchases of additional equity interests in Gilbert. Royalty income (reported as an offset against selling, general and administrative expenses) was $1.0 million during 1997, and included $0.6 million for royalties related to 1996 that had previously been disputed by the licensee of certain technology. The Company reported no royalty income for 1996.

   Interest Expense. Interest expense increased from $5.8 million in 1996 to $11.0 million in 1997. The increase reflects the Company's additional borrowings to finance the purchase of additional equity interests in Gilbert, the repurchase of the Company's stock under the Company's stock repurchase program, and the acquisition of Piezo.

   Interest Income. Interest income decreased from $0.5 million in 1996 to $0.4 million in 1997 as a result of lower average cash balances.
Equity in Net Income (Loss) of Affiliated Companies. The Company reported equity in net income (loss) of affiliated companies, excluding unusual transactions, of a loss of $0.01 million in 1996 and income of $0.03 million during 1997.

   Income Taxes. The 1997 provision for income taxes excluding unusual transactions decreased by $4.3 million principally due to reduced taxable income. The effective income tax rate excluding unusual transactions increased from 36.4% in 1996 to 37.8% in 1997 primarily because non-tax deductible amortization expense increased as a result of the acquisition of additional equity interests in Gilbert in November 1996 and October 1997.

   Minority Interest in Net Income of Subsidiaries. Minority interest expense excluding unusual transactions decreased by $6.2 million to $1.1 million in 1997 from $7.3 million in 1996. The decrease resulted from purchases of additional equity interests in Gilbert in November 1996 and October 1997.

   Net Income. Net income excluding unusual transactions was $22.1 million in 1997 compared to $24.8 million in 1996. The decrease was the net result of the factors described above.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

   Net Sales. The Company's net sales for 1996 were $303.5 million, an increase of 18.9% over the $255.4 million of sales in 1995. Communications components 1996 sales increased 21.6% over 1995 to $211.6 million. Communications components sales consist of sales of Gilbert, Lasertron and OFCG. Excluding the impact of the acquisition of Lasertron, which because it occurred in September 1995 is only included in 1995 results for four months, net sales of communications components increased 4.0% over the 1995 period. Excluding Lasertron, sales growth in 1996 was attributable to increased construction of cable television systems in international markets, upgrades of domestic cable systems, and expanding applications for products in cellular, paging and personal communications systems.

   The sales of controls components increased 13.0% in 1996 to $91.9 million from the prior year level of $81.4 million. Sales of controls components increased principally as the result of increased demand for sensing devices combined with modest sales growth of components for gas range appliances.

   Gross Profit. The Company's gross profit margin, excluding unusual transactions, decreased to 39.1% in 1996 from 40.4% in 1995 due primarily to higher volume sales of lower margin components. In general, prices of the Company's products declined during the year, while material costs remained relatively stable, wages increased moderately, and productivity improved.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses excluding unusual transactions increased $14.9 million, or 30.9%, in 1996 over those expensed in the prior year primarily because Lasertron was included in results for the full year during 1996. Selling and research and development expenses accounted for the majority of the increase.

   Interest Expense. Interest expense decreased slightly from $6.3 million in 1995 to $5.8 million in 1996. The decrease in interest expense reflected lower average borrowings during 1996.

   Interest Income. Interest income decreased from $1.7 million in 1995 to $0.5 million in 1996 as average cash balances decreased.

   Equity in Net Income (Loss) of Affiliated Companies. Equity in net income of affiliated companies, excluding unusual transactions related to the write-down of interests in certain joint ventures, decreased from $1.6 million in 1995 to a loss of $0.01 million in 1996. During 1996, the Company sold its 49.0% interest in Video 44, and received net proceeds of $29.4 million. The Company recorded a pre-tax gain of $20.5 million from the sale. Due to this transaction, the Company's proportionate share of Video 44's earnings was included in 1995 results but not in 1996 results subsequent to the sale. In addition, as a result of its acquisition of Lasertron, the Company included in equity income its proportionate share of the earnings or losses of Lasertron's 50% owned WTD in 1996 results.

   Income Taxes. The 1996 provision for income taxes excluding unusual transactions increased $6.4 million over the prior year principally due to an increase in the effective tax rate for financial reporting purposes. The annual effective income tax rate excluding unusual transactions increased to 36.4% in 1996 as compared to 23.1% in 1995 reflecting the use of full statutory rates in 1996.

   Minority Interest in Net Income of Subsidiaries. Minority interest expense, excluding unusual transactions, decreased $3.6 million, to $7.3 million from $10.9 million, due primarily to the result of a tax sharing agreement between the Company and Gilbert. The minority interest in Gilbert benefited from a lower tax rate for financial reporting purposes in 1995. The Company's purchase of an additional 24.5% interest in Gilbert in late 1996 also contributed to lower minority interest expense in 1996.
Net Income. Net income excluding unusual transactions was $24.8 million for 1996 versus $29.1 million during 1995. This decrease was the net result of the factors described above.

Liquidity and Capital Resources

   Cash flow from operations was $47.7 million for 1997, representing an increase of $0.5 million from cash flow generated during 1996. Capital expenditures during 1997 decreased by $8.5 million to $14.7 million versus $23.2 million during 1996. Capital expenditures during 1996 included investments to increase capacity at Gilbert and for leasehold improvements at a new facility for Lasertron.

   The Company has in place a $300 million unsecured revolving credit facility (the "Facility"). Effective as of January 1, 1998 borrowings under the Facility bear interest, at the option of the Company, either (i) at the prime rate (or, if higher, at 0.5% above the federal funds rate) or
(ii) at a spread ranging from 0.5% to 1.25% over the reserve-adjusted 1, 2, 3 or 6 month LIBOR. Certain of the Company's subsidiaries have guaranteed the obligations under the Facility. The Facility requires the Company to meet certain periodic financial tests and prohibits the Company from paying dividends to its stockholders. Borrowing capacity under the Facility will be reduced by $50.0 million on each of November 1, 1999 and November 1, 2000. The Facility expires on December 31, 2001. As of December 31, 1997, the Company had outstanding loans of $149.0 million under the Facility.

   In January 1997, the Company was authorized to repurchase shares of its stock in an aggregate amount not to exceed $50.0 million. As of December 31, 1997, the Company had spent $20.5 million to repurchase 1,057,300 shares of its common stock.

   On September 30, 1997, the Company acquired all of the outstanding stock
of Piezo.   The aggregate purchase price was approximately $20.2 in cash, including transaction expenses. Piezo's selling shareholders will receive additional consideration of $1.0 million based on Piezo's fourth quarter 1997 performance, and may receive additional consideration of up to $4.9 million, depending on Piezo's operating performance in 1998.

   On October 31, 1997, the Company purchased an additional 3.75% equity interest in Gilbert for approximately $8.8 million in cash. Current and former members of Gilbert management (the "Selling Stockholders") currently own 3.75% of Gilbert. The Company intends to purchase the remainder of Gilbert no later than October 30, 1998 at a price equaling a multiple of Gilbert's earnings before interest, taxes, and amortization expense for the twelve-month period immediately preceding the closing date of the purchase. Until such time as the Selling Stockholders no longer hold interests in Gilbert, pursuant to the provisions of an Amended and Restated Management Stockholders Agreement, Gilbert is obligated to pay such Selling Stockholders a dividend equal to each Selling Stockholder's share of Gilbert's excess cash flow.

   The Company intends to finance future repurchases of its stock, any additional payments to Piezo's selling shareholders and the purchase of the remainder of Gilbert with cash generated by operations and borrowings under the Facility.

   The Company intends to continue to pursue acquisitions of complementary businesses that will enhance growth and profitability. The Company currently has no commitment, understanding or arrangement relating to any material acquisition.

   The Company believes that funds generated by operations and from its existing cash balances and the Facility will be sufficient to fund the Company's ongoing operations for the foreseeable future. The Company may, however, require new borrowing arrangements to finance future acquisitions.

Year 2000 Issues

   The Company has completed an initial assessment of "Year 2000" issues at each of its operating units and has identified a number of potential problems and corrective actions required. Some of these actions have already been, and others remain to be, completed. Based on this initial assessment the Company concluded that Year 2000 issues at its facilities should not have a material impact on its financial or operating performance. Nonetheless, the Company is retaining qualified independent consultants to review the Company's assessment and the corrective action plans at the Company's operating units.

Recently Enacted Accounting Pronouncements

   Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income" requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of operations, (2) the statement of stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). This statement is effective for fiscal years beginning after December 15, 1997. The implementation of SFAS No. 130 will have no impact on the Company's financial position or results of operations.

   Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information" requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. Implementation of SFAS No. 131 will have no effect on the Company's financial position or results of operations. The Company is assessing the financial disclosure statement footnote impact of SFAS No. 131.

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

   The Company's international operations are subject to a variety of risks, including changes in policy by foreign governments, social conditions such as civil unrest, and economic conditions including high levels of inflation, fluctuation in the value of foreign currencies and currency exchange rates and trade restrictions or prohibitions. Such factors could adversely affect the Company's international operations and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, although the Company's direct sales to customers in Asia have historically been a small percentage of total sales, the Company sells to customers that do business worldwide and cannot predict how the businesses of these customers may be affected by economic conditions in Asia or elsewhere.

   The Company's subsidiaries currently buy a number of raw materials from single sources. The failure of the subsidiaries to obtain sufficient raw materials or components as required, or to develop alternative sources if and as required in the future, could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company has completed an initial assessment of Year 2000 issues at each of its operating units and has identified a number of potential problems and corrective actions required. Some of these actions have already been, and others remain to be, completed. Based on this initial assessment the Company concluded that Year 2000 issues at its facilities should not have a material impact on its financial or operating performance. Nonetheless, the Company is retaining qualified independent consultants to review the Company's assessment and the corrective action plans at the Company's operating units. Pending completion of this additional review, and of all necessary corrective actions, it is not possible for the Company to determine the extent of any difficulty it might experience at its facilities as a result of Year 2000 issues. Such problems, or similar problems at the Company's customers or suppliers, could temporarily affect the Company's performance adversely.

   The Company's operations are subject to a variety of laws, regulations and licensing requirements, including governmental regulations relating to the environment. In addition, various pending or threatened legal proceedings by or against the Company or one or more of its subsidiaries involve alleged breaches of contract, torts and miscellaneous other causes of action. The Company does not currently believe that its compliance with applicable regulations or any litigation against the Company will have a material adverse effect on the Company. However, there can be no assurance that future compliance efforts or litigation will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            OAK INDUSTRIES INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page
                                                                 ------

REPORT OF INDEPENDENT ACCOUNTANTS............................     xx

Financial Statements -

   Consolidated Balance Sheet at December 31, 1996 and 1997..     xx

   Consolidated Statement of Operations for the years
       ended December 31, 1995, 1996 and 1997................     xx

   Consolidated Statement of Stockholders' Equity
       for the years ended December 31, 1995, 1996 and 1997..     xx

   Consolidated Statement of Cash Flows for the years
       ended December 31, 1995, 1996 and 1997................     xx

   Notes to Consolidated Financial Statements................     xx

Schedule -

   II   -   Valuation and Qualifying Accounts................     xx





                 REPORT OF INDEPENDENT ACCOUNTANTS

   To the Board of Directors and Stockholders of Oak Industries Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oak Industries Inc. and its subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP

Boston, Massachusetts
January 21, 1998


                             OAK INDUSTRIES INC.
                         CONSOLIDATED BALANCE SHEET
                               AT DECEMBER 31
                           (DOLLARS IN THOUSANDS)

                                  ASSETS

                                                                1996           1997
                                                             ---------       --------
Current Assets:
   Cash and cash equivalents..........................       $   6,116      $   8,642
   Receivables, less reserves of $2,330 and $2,582....          40,202         47,036
   Inventories........................................          53,355         51,297
   Deferred income taxes..............................          22,210         16,143
   Other current assets...............................           2,641          2,488
                                                             ---------      ---------
         Total current assets.........................         124,524        125,606
                                                             ---------      ---------

Plant and Equipment:
   Land...............................................             931            960
   Buildings and leasehold improvements...............          23,584         26,004
   Machinery and equipment............................         111,082        124,076
   Furniture and fixtures.............................           7,803          8,311
                                                             ---------      ---------
                                                               143,400        159,351
   Less _ Accumulated depreciation....................         (78,374)       (89,926)
                                                             ---------      ---------
         Total plant and equipment....................          65,026         69,425
                                                             ---------      ---------

Other Assets:
   Deferred income taxes..............................           4,348            775
   Goodwill and other intangible assets, less
      accumulated amortization of $11,451 and $17,239.         166,498        178,577
   Investment in affiliates...........................           8,315          8,358
   Other assets.......................................           5,574          5,049
                                                             ---------      ---------
         Total other assets...........................         184,735        192,759
                                                             ---------      ---------

         Total Assets.................................       $ 374,285      $ 387,790
                                                             =========      =========



The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.


                             OAK INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEET
                                AT DECEMBER 31
                            (DOLLARS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               1996            1997
                                                             --------        --------
Current Liabilities:
   Current portion of long-term debt..............          $     290        $     443
   Accounts payable...............................             16,162           11,128
   Accrued liabilities............................             29,053           29,217
                                                            ---------        ---------
      Total current liabilities...................             45,505           40,788
                                                            ---------        ---------

Other Liabilities:
   Deferred compensation and pensions.............              4,717            5,737
   Other..........................................              3,256            2,692
                                                            ---------        ---------
      Total other liabilities.....................              7,973            8,429
                                                            ---------        ---------

Long-Term Debt, Less Current Maturities...........            138,161          151,465
                                                            ---------        ---------

Minority Interest.................................             10,923            4,954
                                                            ---------        ---------

Commitments and Contingent Liabilities (Note 12)

Stockholders' Equity:
   Preferred stock, no par value; authorized
      5,000,000 shares; none issued...............                 --               --
   Junior preferred stock, no par value;
      authorized 500,000 shares; none issued......                 --               --
   Common stock, par value of $0.01; authorized
      50,000,000 shares; issued 18,482,069
      and 18,953,980 shares.......................                184              190
   Additional paid-in capital.....................            296,185          305,740
   Accumulated deficit............................           (119,692)         (97,956)
   Cumulative translation adjustment..............               (378)          (1,898)
   Unearned compensation - restricted stock.......             (2,945)          (1,754)
   Treasury stock, 64,487 and 1,127,014 shares....             (1,369)         (22,092)
   Stock purchase loans...........................               (262)            (262)
   Unrealized gains on available-for-sale
      securities..................................                 --              186
                                                            ---------        ---------
      Total stockholders' equity..................            171,723          182,154
                                                            ---------        ---------

         Total Liabilities and
           Stockholders' Equity..................           $ 374,285        $ 387,790
                                                            =========        =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.


                             OAK INDUSTRIES INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1995            1996            1997
                                                              --------        --------        --------
Net Sales.........................................            $ 255,364       $ 303,536       $ 314,388
Cost of sales.....................................             (154,281)       (189,410)       (197,974)
                                                              ---------       ---------       ---------
   Gross profit...................................              101,083         114,126         116,414
Selling, general and administrative expenses......              (48,108)        (67,139)        (69,182)
Purchased in-process research and development.....              (80,872)             --              --
                                                              ---------       ---------       ---------
   Operating income (loss)........................              (27,897)         46,987          47,232
Interest expense..................................               (6,273)         (5,767)        (10,973)
Interest income...................................                1,661             541             393
Gain on sales of equity investments...............                   --          21,502              --
Equity in net income (loss) of affiliated
  companies.......................................                1,583          (1,251)             33
                                                              ---------       ---------       ---------
   Income (loss) from continuing operations
     before income taxes, minority interest
     and extraordinary charge.....................              (30,926)         62,012          36,685
Income tax provision..............................              (11,199)        (22,764)        (13,861)
Minority interest in net income of subsidiaries...              (10,858)         (7,272)         (1,088)
                                                              ---------       ---------       ---------
   Income (loss) from continuing operations.......              (52,983)         31,976          21,736
Income from discontinued operations, net of tax...                2,469           1,442              --
Gain on sale of discontinued operations,
  net of tax......................................                   --           9,367              --
                                                              ---------       ---------       ---------
   Net income (loss) before extraordinary charge..              (50,514)         42,785          21,736
Extraordinary charge for early extinguishment
  of debt, net of tax benefit of $1,506 and
  $582 in 1995 and 1996, respectively;
  and minority interest of $746 in 1995...........               (1,610)           (949)             --
                                                              ---------       ---------       ---------
Net income (loss).................................            $ (52,124)      $  41,836       $  21,736
                                                              =========       =========       =========
Income (loss) per share - basic
   Continuing operations..........................            $   (3.02)      $    1.77       $    1.22
   Discontinued operations........................                  .14             .08              --
   Gain on sale of discontinued operation.........                   --             .52              --
                                                              ---------       ---------       ---------
   Net income (loss) before extraordinary charge..                (2.88)           2.37            1.22
   Extraordinary charge...........................                 (.10)           (.05)             --
                                                              ---------       ---------       ---------
Net income (loss).................................            $   (2.98)      $    2.32       $    1.22
                                                              =========       =========       =========
Weighted average shares outstanding - basic.......               17,520          18,043          17,837
                                                              =========       =========       =========
Income (loss) per share - diluted
   Continuing operations..........................            $   (3.02)      $    1.71       $    1.20
   Discontinued operations........................                  .14             .08              --
   Gain on sale of discontinued operation.........                   --             .50              --
                                                              ---------       ---------       ---------
   Net income (loss) before extraordinary charge..                (2.88)           2.29            1.20
   Extraordinary charge...........................                 (.10)           (.05)             --
                                                              ---------       ---------       ---------
Net income (loss).................................            $   (2.98)      $    2.24       $    1.20
                                                              =========       =========       =========
Weighted average shares outstanding - diluted.....               17,520          18,684          18,108
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




                                                        OAK INDUSTRIES INC.
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                 FOR THE YEARS ENDED DECEMBER 31
                                                     (DOLLARS IN THOUSANDS)

                         Additional               Cumulative    Unearned            Stock       Un-
                  Common  Paid-In    Accumulated  Translation    Compen-  Treasury Purchase  realized
                  Stock   Capital      Deficit    Adjustment     sation    Stock     Loans     Gains    Total
                  ------ ----------  -----------  -----------   --------  -------- --------  --------   -----



Balance,
  December 31,
  1994..........  $ 175  $278,976    $(109,404)   $ (658)    $    --    $    (895)  $(1,044)   $ --   $167,150
Net loss........    --         --      (52,124)       --          --           --        --      --    (52,124)
Current year
  translation
  adjustment....    --         --           --       906          --           --        --      --        906
Exercise of
  options.......     2      3,229           --        --          --          (43)       --      --      3,188
Other...........    --        (26)          --        --          --         (378)      497      --         93
                  ----   --------    ---------    ------     -------    ---------   -------    ----   --------
Balance,
  December 31,
  1995..........   177    282,179     (161,528)      248          --       (1,316)     (547)     --    119,213
Net income......    --         --       41,836        --          --           --        --      --     41,836
Current year
  translation
  adjustment....    --         --           --      (626)         --          --         --      --       (626)
Exercise of
  options.......     6      8,762           --        --          --        (133)        --      --      8,635
Tax benefit
  from stock
  options.......    --      2,300           --        --          --          --         --      --      2,300
Issuance of
  restricted
  stock.........     1      2,944           --        --      (2,945)         --         --      --         --
Other...........    --         --           --        --          --          80        285      --        365
                  ----   --------    ---------    ------     -------    ---------   -------    ----   --------
Balance,
  December 31,
  1996..........   184    296,185     (119,692)     (378)     (2,945)     (1,369)      (262)     --    171,723
Net income......    --         --       21,736        --          --          --         --      --     21,736
Current year
 translation
 adjustment.....    --         --           --    (1,520)         --          --         --      --     (1,520)
Exercise of
  options.......     6      7,779           --        --          --          --         --      --      7,785
Tax benefit
  from stock
  options.......    --      2,162           --        --          --          --         --      --      2,162
Issuance of
  restricted
  stock.........    --        208           --        --        (208)         --         --      --         --
Amortization
  of restricted
  stock.........    --         --           --        --         805          --         --      --        805
Cancellation of
  restricted
  stock.........    --       (594)          --        --         594          --         --      --         --
Treasury stock
  repurchase....    --         --           --        --          --     (20,544)        --      --    (20,544)
Other...........    --         --           --        --          --        (179)        --     186          7
                  ----   --------    ---------    ------     -------    ---------   -------    ----   --------
Balance,
  December 31,
  1997..........  $190   $305,740    $ (97,956)   $(1,898)   $(1,754)   $(22,092)   $  (262)   $186   $182,154
                  ====   ========    =========    =======    =======    ========    =======    ====   ========



The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.


                             OAK INDUSTRIES INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31
                           (DOLLARS IN THOUSANDS)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

                                                                 1995              1996         1997
                                                               --------         ---------     --------
OPERATING ACTIVITIES:
   Income(loss)from continuing operations................      $ (52,983)     $   31,976      $ 21,736
   Adjustments to reconcile income (loss)
     from continuing operations to net cash
     provided by operations:
         Purchased in-process research and development...          80,872             --            --
         Depreciation....................................           7,694         10,028        12,287
         Amortization....................................           3,620          3,970         6,792
         Minority interest...............................          10,858          7,273         1,088
         Gain on the sale of properties..................              --             --          (253)
         Gain on the sale of equity investments..........              --        (21,502)           --
         Undistributed earnings of affiliated companies..            (723)         1,263           135
         Change in assets and liabilities,
          net of effects from acquisition of businesses:
            Receivables..................................          (4,119)         (582)        (4,087)
            Inventories..................................          (6,923)       (4,036)         6,797
            Accounts payable and accrued liabilities.....          (5,618)        5,204         (6,563)
            Deferred compensation and pensions...........             (90)         (172)         1,020
            Deferred income taxes........................           6,292        14,690         10,639
            Other........................................          (1,831)         (920)        (1,915)
                                                               ----------     ---------       --------
Net cash provided by operations..........................          37,049        47,192         47,676
                                                               ----------     ---------       --------
INVESTING ACTIVITIES:
   Capital expenditures..................................         (16,942)      (23,205)       (14,697)
   Acquisition of businesses, net of cash acquired.......        (100,019)     (125,600)       (29,941)
   Proceeds from the sale of properties..................              --            --          1,924
   Proceeds from the sale of equity investments..........              --        30,871             --
   Advances to affiliated companies......................            (300)           --             --
   Repayments from employees.............................             497           285             --
   Other.................................................            (116)          (12)           (47)
                                                               ----------     ---------       --------
Net cash used in investing activities....................        (116,880)     (117,661)       (42,761)
                                                               ----------     ---------       --------
FINANCING ACTIVITIES:
   Long-term borrowings..................................         114,000       146,000         58,052
   Repayment of borrowings...............................         (30,020)      (92,810)       (44,595)
   Early retirement of debt..............................         (28,610)      (21,000)            --
   Stock repurchases.....................................              --            --        (20,544)
   Exercise of options and warrants......................           3,188         8,635          7,785
   Dividends paid to minority stockholders...............              --            --         (2,196)
   Deferred debt issuance costs..........................          (1,805)         (720)            --
   Other.................................................            (404)           --           (179)
                                                               ----------     ---------       --------
Net cash provided by (used in) financing activities......          56,349        40,105         (1,677)
                                                               ----------     ---------       --------
Effect of exchange rate changes on cash and
 cash equivalents........................................             906          (333)          (712)
                                                               ----------     ---------       --------
Net cash and cash equivalents provided by
 discontinued operations.................................           1,870        19,971             --
                                                               ----------     ---------       --------
Net change during year...................................         (20,706)      (10,726)         2,526
Balance, beginning of year...............................          37,548        16,842          6,116
                                                               ----------     ---------       --------
Balance, end of year.....................................      $   16,842     $   6,116       $  8,642
                                                               ==========     =========       ========



The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.


(1) NATURE OF BUSINESS:

   Oak Industries Inc., together with its consolidated subsidiaries (the "Company"), is a leading manufacturer of highly engineered components that it designs and sells to manufacturers and service providers in the communications and selected other industries. The Company's communications components consist primarily of connectors for the CATV industry, frequency control devices used in base stations for wireless communications, and fiber-optic components for the wired telephony infrastructure. The Company's controls components include components for gas ranges, and switches and encoders, which are used in a wide range of applications.

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

Minority Interest

   Minority interest represents the minority stockholders' proportionate share of the equity and the net income of Connector Holding Company ("Connector") and Gilbert Engineering Co., Inc. ("Gilbert") (see Note 3).

Investments in Affiliates

   The Company's investments in affiliates consist of a 50% interest in Wuhan Telecommunication Devices Co., a manufacturer of fiber-optic components in Wuhan, China and a 50% interest in McCoy (Cayman) Ltd. and McCoy International as part of a joint venture to manufacture quartz crystal blanks in Venezuela. The Company is discussing with its Venezuelan joint-venture partner possible terms upon which the Company would divest its interest in these operations. Investments in these affiliated companies are recorded at cost plus equity in undistributed earnings. Dividends received from affiliated companies were $860,000 and $1,985,000 for 1995 and 1996, respectively. No such dividends were received in 1997.

Translation of Foreign Currencies

   The financial statements of foreign subsidiaries are translated into U.
S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Translation adjustments, if any, are made directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in net income when realized and are insignificant.

Revenue Recognition

   Revenues from product sales are recognized at the time products are shipped.

Inventories

   Inventories are valued at the lower of cost ("first-in, first-out" basis) or market. Inventory costs, which include material, labor and factory manufacturing overhead expenses, are as follows (dollars in thousands):



                                              DECEMBER 31,
                                          -----------------
                                            1996        1997
                                          -------      ------
Raw materials.......................     $ 13,134    $ 14,153
Work in process.....................       28,182      28,852
Finished goods......................       12,039       8,292
                                         --------    --------
                                         $ 53,355    $ 51,297
                                         ========    ========


Plant and Equipment

   Plant and equipment are stated at cost. Replacements and improvements are capitalized, while repairs and maintenance costs are charged to expense as incurred. The Company expenses depreciation using the straight-line method over the following useful lives:


Buildings and leasehold improvements........       5 to 40 years
Machinery and equipment.....................       3 to 15 years
Furniture and fixtures......................       5 to 15 years


   The cost and accumulated depreciation of items sold or retired are removed from the plant and equipment accounts and any resulting profit or loss is recognized currently.

Intangible Assets

   Goodwill and other intangibles, and the related amortization are as follows (dollars in thousands):


                                                OTHER
                                  GOODWILL   INTANGIBLES      TOTAL
                                 ---------   -----------    ---------

Balance, December 31, 1995....   $  76,838     $   2,256     $  79,094
Additions.....................      90,543           470        91,013
Amortization..................      (3,060)         (549)       (3,609)
                                 ----------    ---------     ---------
Balance, December 31, 1996....     164,321         2,177       166,498
Additions.....................      17,752           162        17,914
Amortization..................      (5,442)         (393)       (5,835)
                                 ----------    ---------     ---------
Balance, December 31, 1997....   $ 176,631     $   1,946     $ 178,577
                                 =========     =========     =========


   Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is being amortized using the straight-line method over periods of 8 to 40 years. Other intangibles are stated at cost and amortized using the straight-line method over periods of 3 to 17 years. Goodwill and other intangibles are assessed regularly to determine whether any potential impairment exists. The Company assesses the potential impairment of goodwill and other identified intangible assets based on anticipated undiscounted cash flows from operations.

Capitalized Debt Costs

   The Company capitalizes all costs related to the issuance of debt. The resulting capitalized debt costs ($698,000 and $746,000 at December 31, 1996 and 1997, respectively) are classified as "Other assets" on the consolidated balance sheet, and are amortized to expense using the straight-line method over the life of the related debt issue. During 1995, 1996 and 1997, the Company amortized $567,000, $361,000 and $152,000, respectively, of capitalized debt costs. As a result of terminating its previous debt facilities, the Company wrote off capitalized debt costs of $785,000 and $1,531,000 in 1995 and 1996, respectively, which are included in the extraordinary charge for early extinguishment of debt.

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

Research and Development

   Research and development costs, which are expensed as incurred, were $5,137,000, $11,138,000 and $12,844,000 in 1995, 1996 and 1997,
respectively. These costs are included in selling, general and administrative expenses in the consolidated statement of operations.

Earnings Per Share

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share" which establishes standards for computing and presenting earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15 ("APB 15"), "Earnings per Share" with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully-diluted earnings per share pursuant to APB 15. The Company adopted SFAS No. 128 in the fourth quarter of fiscal 1997 and has restated all prior periods in its financial statements.

   Basic earnings per share are based on the weighted-average number of shares of common stock outstanding at year end, which were as follows:
17,520,228 in 1995, 18,042,561 in 1996 and 17,836,793 in 1997.

   Diluted earnings per share are based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year end, which were as follows: 17,520,228 in 1995, 18,684,281 in 1996 and
18,108,164 in 1997. Weighted-average share figures for 1996 and 1997 include common stock equivalents of 641,720 and 271,371, respectively. Common stock equivalents have been excluded from weighted-average shares for 1995 as inclusion would be anti-dilutive. Options to purchase 50,000 and 1,743,900 shares of common stock in 1996 and 1997, respectively, were outstanding at year end but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock for the respective period.

Cash Equivalents

   The Company's cash equivalents represent funds invested in a variety of liquid short-term instruments with maturities of less than three months at time of purchase. The carrying amount of these instruments approximates fair value.

Investments

   In accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified certain debt securities, which are included in cash and cash equivalents, as held-to-maturity and certain debt and equity securities, which are included in other assets, as available-for-sale. Held-to-maturity securities are stated at cost, which approximates fair value, and associated interest is included in interest income. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Realized gains and losses and interest and dividends on available-for-sale securities are included in interest income.

Interest Rate Swap Agreements

   The Company enters into interest rate swap agreements in order to manage its exposure to interest rate fluctuations. The swap agreements provide for the exchange of floating rate for fixed interest payments periodically over the life of the agreements without any change to the underlying notional amounts. The interest rate swap agreements are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. In the unlikely event that a counterparty fails to meet the terms of an interest rate swap agreement, the Company would be left with its original floating interest rate rather than the fixed rate it had anticipated. The Company does not anticipate non-performance by any of the counterparties. Net interest differentials to be paid or received related to interest rate swap agreements are accrued and ultimately recognized as an adjustment to interest expense over the life of the agreements. The fair values of interest rate swap agreements are the estimated amounts that the Company would receive or pay to terminate the agreements at the reporting date, taking into account current interest rates and the current credit worthiness of the counterparty.


                                             1995              1996             1997
                                           --------           -------         -------

Interest........................          $   4,841          $  4,696         $  11,569
Income taxes....................              3,255             6,171             3,470


   Details of businesses acquired are as follows:


                                             1995              1996             1997
                                           --------          -------         -------


Assets acquired...................        $  45,948         $  92,607         $  27,935
Minority interest elimination.....               --            32,993             4,861
Purchased in-process research
  and development.................           80,872                --                --
Liabilities assumed...............          (18,582)               --            (2,855)
                                          ---------         ---------         ---------
Cash paid.........................          108,238           125,600            29,941
Cash acquired.....................           (8,219)               --                --
                                          ---------         ---------         ---------
Net cash paid ....................        $ 100,019         $ 125,600         $  29,941
                                          =========         =========         =========


Reclassifications

   Certain items in the 1995 and 1996 financial statements have been reclassified to conform with the 1997 presentation.

(3) ACQUISITIONS:

PIEZO CRYSTAL COMPANY

   On September 30, 1997, the Company acquired all of the outstanding capital stock of Piezo Crystal Company ("Piezo"), a Carlisle, Pennsylvania manufacturer of frequency control products for the satellite and wireless communications industries. The Company paid approximately $20,200,000 in cash, including transaction expenses. The purchase price was financed with borrowings from the Company's credit facility. The acquisition was accounted for as a purchase. During the fourth quarter of 1997, the Company charged $615,000 to cost of goods sold related to the write-up of Piezo's inventory required by purchase accounting. Piezo's selling shareholders will receive additional consideration of $1,000,000 based on Piezo's fourth quarter 1997 performance, and may receive additional consideration of up to $4,900,000, depending on Piezo's operating performance in 1998. The additional $1,000,000 earned by Piezo's selling shareholders was recorded by the Company as of December 31, 1997 and is included in goodwill and accrued liabilities. The Company recorded approximately $13,700,000 of goodwill that is being amortized over 40 years. Pro forma results of operations have not been presented because the effects of the acquisition were not significant.

CONNECTOR AND GILBERT MINORITY INTEREST

   On November 1, 1996, the Company purchased the 20% interest in Connector owned by certain affiliates of Bain Capital, Inc. ("Bain") for approximately $95,000,000 in cash, including transaction expenses. Connector owned 85% of Gilbert, and as a result of the acquisition, the Company acquired Bain's 17% indirect interest in Gilbert. The acquisition was accounted for as a purchase and accordingly the minority interest expense previously related to Bain is excluded from the Company's consolidated financial statements subsequent to the date of acquisition. Goodwill of approximately $72,000,000 resulting from this acquisition is being amortized over 36 years, which is consistent with the remaining period relating to goodwill resulting from the purchase of an 80% equity interest in Connector during 1992. The purchase was financed with the borrowings from the Company's credit facility.

   The following unaudited pro forma summary combines the consolidated results of operations of the Company as if the acquisition of the Bain interest had occurred at the beginning of 1995 after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense and related income tax effects. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company had acquired the Bain interest during such periods.



                                                      Year Ended
                                                      December 31,
                                                      (Unaudited)
                                               -------------------------
                                                  1995            1996
                                               ---------       ---------

Net sales............................          $ 255,364       $ 303,536

Income (loss) from operations before
     extraordinary charge............          $ (52,234)      $  41,676
Net income (loss)....................          $ (53,844)      $  40,727
Income (loss) from operations
     before extraordinary charge
     per share -  basic..............          $   (2.98)      $    2.31
Net income (loss) per
     share - basic...................          $   (3.07)      $    2.26
Income (loss) from operations
     before extraordinary charge
     per share -  diluted............          $   (2.98)      $    2.23
Net income (loss) per
     share - diluted.................          $   (3.07)      $    2.18


   On November 15, 1996, the Company agreed to purchase the 15% equity interest in Gilbert owned by certain members of the management of Gilbert (the "Selling Stockholders"). The Company purchased 7.5% of Gilbert from the Selling Stockholders in the fourth quarter of 1996 at a purchase price of approximately $30,600,000. The purchase was financed with borrowings from the Company's credit facility. This acquisition was accounted for as a purchase and accordingly, the minority interest expense previously related to the portion purchased from the Selling Stockholders is excluded from the Company's consolidated financial statements subsequent to the date of acquisition. Goodwill of approximately $20,000,000 resulting from this acquisition is being amortized over 36 years. Pro forma results of operations have not been presented for the acquisition of 7.5% of Gilbert because the effects of the acquisition were not significant.

   On October 31, 1997, the Company purchased 3.75% of Gilbert held by the Selling Stockholders. The Company paid approximately $8,800,000 in cash. The purchase price was financed with borrowings from the Company's credit facility and with cash generated from operations. This acquisition was accounted for as a purchase and the Company recorded approximately $4,000,000 of goodwill that will be amortized over 35 years. The Company owned 96.25% of Gilbert at December 31, 1997. Pro forma results of the 3.75% acquisition are not presented because the effects of the acquisition were not significant.

   The Company intends to purchase the remainder of Gilbert no later than October 30, 1998 at a price equaling a multiple of Gilbert's earnings before interest, taxes, and amortization expense for the twelve-month period immediately preceding the closing date of the purchase.

LASERTRON

   On September 6, 1995, the Company acquired all of the common stock of Lasertron, Inc. ("Lasertron"), a Bedford, Massachusetts manufacturer of fiber-optic components for the communications and CATV industries, for approximately $108,238,000 in cash, including transaction expenses. Lasertron had cash of $8,219,000 at the time of the acquisition. In addition, the Company assumed all of the outstanding and unexercised stock options under Lasertron's existing stock option plans (see Note 7). Upon exercise of such options, option holders receive shares of the Company's common stock, adjusted to take into account the relative share prices of the Company and Lasertron at the acquisition date. At the date of acquisition, the Company recorded a liability of approximately $6,150,000 related to this obligation.

   The acquisition was accounted for as a purchase and, accordingly, operating results of this business subsequent to the date of acquisition were included in the Company's consolidated financial statements. The excess purchase price over fair value of the net tangible assets acquired was $86,705,000, of which $80,872,000 was allocated to purchased in-process research and development and $5,833,000 was allocated to goodwill and other intangible assets. The purchased in-process research and development was charged to operations upon acquisition, and the goodwill and other intangible assets are being amortized over 3 to 10 years.

   The following unaudited pro forma summary combines the consolidated results of operations of the Company and Lasertron as if the acquisition had occurred at the beginning of 1995, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on the acquisition debt, and related income tax effects. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Lasertron had constituted a single entity during such period.


                                                      Year Ended
                                                  December 31, 1995
                                                     (Unaudited)
                                                 -------------------


Net sales..............................              $ 277,890
Loss from operations before
 extraordinary charge..................              $ (54,267)
Net loss...............................              $ (55,877)
Loss from operations before
 extraordinary charge per
 share - basic.........................              $   (3.10)
Net loss per share - basic.............              $   (3.19)
Loss from operations before
 extraordinary charge per
 share - diluted.......................              $   (3.10)
Net loss per share - diluted...........              $   (3.19)



(4) DIVESTITURES:

   During 1996, the Company sold its 49% interest in Video 44 (WSNS-TV Channel 44), and received net proceeds of $29,400,000. The Company recorded a pre-tax gain of $20,550,000 from the sale.

   During 1996, the Company completed the sale of its 45% interest in O/E/N India Ltd. for $1,471,000 in cash. As a result of this sale the Company reported a pre-tax gain of $952,000.

   During 1996, the Company sold its Nordco Inc. ("Nordco") subsidiary to an affiliate of Banc One Venture Corporation and members of Nordco management for net cash proceeds of approximately $19,381,000. The Company reported a gain of $9,367,000 from the sale in 1996. Because the tax basis of Nordco was greater than the sales price, the Company did not pay income taxes or record an income tax provision related to this transaction.

   As a result of the sale of Nordco, the Company has restated its prior year consolidated financial statements to reflect Nordco as a discontinued operation. The results of the discontinued operations reflected in the consolidated statements of operations are as follows (dollars in thousands):



                                                    1995            1996
                                                   ------          ------


   Net sales..........................             $   21,216      $   16,715
                                                   ==========      ==========

   Gross profit.......................             $    7,801      $    5,780
                                                   ==========      ==========

   Earnings before income taxes.......             $    3,073      $    2,325
   Income taxes.......................                   (604)           (883)
                                                   ----------      ----------
   Net earnings from discontinued
    operations........................             $    2,469      $    1,442
                                                   ==========      ==========



(5) INDEBTEDNESS:

   Long-term debt at December 31 is summarized as follows (dollars in thousands):


                                                     1996            1997
                                                    ------          ------
Corporate borrowings:
  Revolving credit facility....................      $  136,000     $  149,000
  Other........................................             144            144
Gilbert borrowings:
  Cabel-Con notes..............................           2,307          2,764
                                                     ----------     ----------
                                                        138,451        151,908
Less _
  Current maturities...........................            (290)          (443)
                                                     ----------     ----------
                                                     $  138,161     $  151,465
                                                     ==========     ==========



   On November 1, 1996, the Company entered into a credit agreement with various lenders that provides for a $300,000,000 revolving credit facility (the "Facility"). During 1996, proceeds of $125,000,000 from the Facility were used to purchase the minority interest of Gilbert and $21,000,000 was used to refinance existing indebtedness of the Company. During 1997, the Facility was used for the repurchase of Company stock, the Piezo acquisition, and the purchase of additional interests in Gilbert.

   The Company's previously existing $30,000,000 and $200,000,000 credit agreements were terminated on August 30, 1995 and November 1, 1996, respectively. As a result, the Company recorded non-cash, after tax , and other minority interest charges of $1,610,000 and $949,000 in 1995 and 1996, respectively, related to the early extinguishment of the former credit facilities.

   Effective January 1, 1998 borrowings under the Facility bear interest, at the option of the Company, either (i) at the prime rate (or, if higher, at 0.5% above the federal funds rate) or (ii) at a spread ranging from 0.5% to 1.25% over the reserve-adjusted 1, 2, 3, or 6 month LIBOR. The spread is subject to adjustment based on certain financial tests. As of December 31, 1997, interest rates on outstanding borrowings under the Facility ranged from 6.69% to 8.5%. Commitment fees ranging from 0.175% to 0.35% are payable on unused borrowings under these agreements. Certain of the Company's subsidiaries have guaranteed the obligations under the Facility. Pursuant to the Facility's terms, Oak Industries Inc. is required to meet certain financial covenants and is prohibited from paying dividends. The Facility will be reduced by $50,000,000 on each of November 1, 1999 and November 1, 2000 and matures on December 31, 2001.

   Cabel-Con notes are payable through 2007 and bear interest at rates of 6.4% and 8.2%. These notes are secured by the related land, building, machinery and equipment.

   Scheduled maturities of long-term debt at December 31, 1997 are as follows (dollars in thousands):



                                     December 31
                                   --------------

           1998................        443
           1999................        463
           2000................        483
           2001................    149,211
           2002................        211
           Thereafter..........      1,097


   As of December 31, 1997, the Company had exchanged its floating rate obligation on (i) a $20,000,000 notional principal amount for a fixed rate payment obligation of 4.95% (plus a spread of 0.5% to 1.0%) per annum through February 23, 1998; (ii) a $25,000,000 notional principal amount for a fixed rate payment obligation of 6.02% (plus a spread of 0.5% to 1.0%; effective January 1, 1998 the spread changed to 0.5% to 1.25%) per annum through December 24, 1999; and (iii) a $25,000,000 notional principal amount for a fixed rate payment obligation of 6.02% (plus a spread of 0.5% to 1.0%; effective January 1, 1998 the spread changed to 0.5% to 1.25%) per annum through December 27, 2000. The Company charged $72,000 and $26,000 to interest expense related to these agreements for 1996 and 1997, respectively. As of December 31, 1997, the Company estimates that the cost to terminate the agreements would have been $218,000.

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

STOCK PURCHASE LOANS

   In connection with a secondary offering of its stock in December 1993, the Company lent $1,305,000 to corporate officers and certain key divisional managers to finance their purchase of 90,000 shares of the Company's stock from selling shareholders. The principal amount of the remaining loan is repayable in full on January 1, 2000. Interest on this loan is calculated quarterly, based on the interest rate applicable to the Company's outstanding debt, and is payable annually until maturity. The loan, which is included in stockholders' equity, is secured by the common stock that was purchased and certain other amounts owed to such individual by the Company. In 1996, principal of $285,000 was paid to the Company by the borrowers. In 1995, 1996 and 1997, respectively, interest of $60,000, $55,000 and $20,000 was paid to the Company by the borrowers. The principal balance of the remaining loan at December 31, 1996 and 1997 was $262,000.

STOCK REPURCHASE

   During the Company's 1997 first quarter, the Company received authorization from its Board of Directors and its banks to expend up to $50,000,000 to repurchase shares of its common stock. The Company will use the repurchased stock for its stock plans and for other corporate purposes. During 1997, the Company repurchased 1,057,300 shares at a total cost of $20,500,000.

(7) STOCK OPTIONS AND AWARDS:

   The Company has award plans for directors, officers, employees, consultants and advisors, which provide for, among other things, the issuance of stock options and restricted stock. With respect to stock options, the Compensation Committee of the Company's Board of Directors determines the option price (not to be less than fair market value) at the date of the grant. Options granted pursuant to the Company's award plans generally vest over three years from the date of the grant and expire after ten years or ten years and one day. Certain options granted under the 1995 Stock Option and Restricted Stock plan were originally exercisable prior to the tenth anniversary of their grant date only if the Company's common stock closed at or above 150% of the grant date price for ten consecutive trading days within the three year period following the grant date. On December 4, 1996, the Board of Directors approved an amendment to the exercisability terms of these options. As a result, options for the purchase of 550,000 of the Company's shares were amended in order to provide for their exercisability over a period of 3 years from their original grant date.

   During 1996 and 1997, the Company granted 124,000, and 5,000 shares, respectively, of restricted stock from the 1995 Stock Option and Restricted Stock Plan to certain of its officers and employees. These shares will vest after three years from the date of grant provided that the recipient is still employed by the Company. During 1997, 25,000 shares of the restricted stock were forfeited. The market value of the restricted stock awarded to certain officers and employees totaled $2,945,000 and $133,000 in 1996 and 1997, respectively, and these amounts have been recorded as a separate component of stockholders' equity. Unearned compensation is being amortized to expense over the three year vesting period.

   In connection with the acquisition of Lasertron, the Company assumed all of the outstanding stock options under Lasertron's 1982 Incentive Stock Option Plan and 1992 Stock Option Plan (together, the "Plans"). The exercise price and shares issuable under the Plans were adjusted to approximate the cash paid by the Company for each share of Lasertron common stock on the acquisition date. No further grants will be made under the Plans.

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation."

                                                                                          Weighted-Average
                                                 Shares            Option Price            Exercise Price
                                               ---------         -----------------       -------------------

Outstanding at December 31, 1994...........    1,577,743        $ 4.06  to  $ 26.63            $  13.52
   Granted.................................    1,812,003        $ 4.02  to  $ 29.38            $  23.54
   Expired or cancelled....................       (8,190)       $ 4.06  to  $ 26.63            $   5.87
   Exercised...............................     (188,590)       $ 4.02  to  $ 16.50            $   5.42
                                               ---------
Outstanding at December 31, 1995...........    3,192,966        $ 4.02  to  $ 29.38            $  17.13
   Granted.................................      894,000        $19.25  to  $ 33.50            $  25.16
   Expired or cancelled....................     (935,199)       $ 4.02  to  $ 33.50            $  12.02
   Exercised...............................     (690,281)       $ 4.02  to  $ 26.63            $   8.14
                                               ---------

Outstanding at December 31, 1996...........    2,461,486        $ 4.02  to  $ 33.50            $  20.20
   Granted.................................      999,000        $18.50  to  $ 28.50            $  25.57
   Expired or cancelled....................     (189,035)       $18.38  to  $ 27.00            $  24.37
   Exercised...............................     (491,911)       $ 4.02  to  $ 26.63            $  14.30
                                               ---------
Outstanding at December 31, 1997...........    2,779,540        $ 4.02  to  $ 33.50            $  22.89
                                               =========
Exercisable at December 31, 1997...........    1,339,402                                       $  20.84
                                               =========
Available for grant at December 31, 1997...      733,700
                                               =========


   There were 3,513,240 shares of common stock reserved for issuance in connection with the Company's stock option and award plans at December 31, 1997.

   The following table summarizes information about stock options outstanding at December 31, 1997.


                                               Weighted-
                                                Average         Weighted-                         Weighted-
                               Number          Remaining         Average         Number            Average
          Range Of           Outstanding       Contractual       Exercise      Exercisable         Exercise
       Exercise Prices       at 12/31/97          Life            Price        at 12/31/97           Price
      -----------------     ------------      -----------       ---------     ------------        -----------
     $   4.38 - 5.63           106,222              3            $  5.62         106,222            $   5.62
         4.02 - 4.06           132,960              4               4.06         130,478                4.06
         6.25 - 8.75            56,600              5               8.35          53,116                8.37
        14.07 - 26.63          689,910              7              24.54         608,114               25.28
        23.00 - 26.38          742,348              8              25.03         412,772               24.12
        23.64 - 33.50        1,051,500             10              25.81          28,700               27.18
     ----------------        ---------                                         ---------
     $   4.02 - 33.50        2,779,540                                         1,339,402


   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates in the range of 5.4% to 7.9% and 4.8% to 6.9% in 1996 and 1997, respectively; volatility factors of the expected market price of the Company's common stock of .72 and .56 in 1996 and 1997, respectively; and an expected life of the option of 6 years. The weighted-average fair values of options granted were $18.40 and $15.23 per share in 1996 and 1997, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                           1995         1996             1997
                                                         --------     ---------        --------

Pro forma net income (loss).................           $  (53,595)   $   35,590       $   12,957
Pro forma earnings per share - basic........                (3.06)         1.97             0.73
Pro forma earnings per share - diluted......                (3.06)         1.96             0.73


(8) POSTRETIREMENT BENEFITS:

   The Company has a number of noncontributory pension plans covering certain of its employees. Benefits under the plans are generally based on years of service and employees' compensation during the last years of employment or a specified dollar benefit. It is the Company's policy to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended for each plan.

   Net periodic pension cost for all defined benefit plans is as follows (dollars in thousands):


                                                          1995             1996              1997
                                                         ------           ------            ------

Service costs - benefits earned
      during the period.............................     $   357           $   153          $   193
Interest cost on projected benefit obligation.......       2,427             2,728            2,831
Actual return on assets.............................      (5,898)           (4,354)          (5,266)
Net amortization and deferral.......................       3,262             1,380            2,192
                                                         -------           -------          -------
Net periodic pension cost (income)..................     $   148           $   (93)         $   (50)
                                                         =======           =======          =======


   The following table sets forth the funded status of all defined benefit plans at December 31, 1996 and 1997 (dollars in thousands):

                                                        1996                            1997
                                            ------------------------------  ------------------------------
                                            Assets Exceed    Accumulated    Assets Exceed    Accumulated
                                             Accumulated   Benefits Exceed   Accumulated   Benefits Exceed
                                              Benefits         Assets         Benefits         Assets
                                            ------------------------------  ------------------------------

Actuarial present value of
  benefit obligations:
   Vested..............................       $ 3,209         $ 32,639        $ 34,906        $ 4,263
   Nonvested...........................            21              346             252             12
                                              -------         --------        --------        -------
   Accumulated benefit obligation......       $ 3,230         $ 32,985        $ 35,158        $ 4,275
                                              =======         ========        ========        =======

Fair value of assets...................       $ 4,577         $ 32,397        $ 36,122        $ 3,494
Less: Projected benefit obligation.....         3,619           32,985          35,629          4,275
                                              -------         --------        --------        -------
Funded (underfunded) plans.............           958             (588)            493           (781)
Unrecognized transition liability......          (146)             341            (129)           306
Unrecognized prior service costs.......            --              549              --            628
Unrecognized net loss (gain)...........          (552)          (2,281)         (2,007)           169
                                              -------         --------        --------        -------
Prepaid (accrued) pension cost.........       $   260         $ (1,979)       $ (1,643)       $   322
                                              =======         ========        ========        =======


   In 1995 and 1996, the Company incurred curtailments in several plans as a result of reduced employment levels and plan amendments. These curtailments resulted in gains of $691,000 and $139,000 in 1995 and 1996, respectively.

   The projected benefit obligation was determined using an assumed discount rate of 7.5% for 1995, 7.75% for 1996, and 7.25% for 1997. It
assumed a 4.5% increase in rate of compensation for 1995 and no increase in rate of compensation for 1996 and 1997. The expected long-term rate of return on plan assets was 9% for 1995 and 1996 and 10% for 1997.

   The assets of the plans at December 31, 1996 and 1997 consist principally of common stocks, bonds and cash equivalents.

   The Company has defined contribution plans covering substantially all full-time employees who meet certain eligibility requirements. Contributions by the Company and the employees are determined according to salary-based formulas. The expense recognized by the Company related to these plans was $1,439,000, $2,422,000 and $2,453,000 in 1995, 1996 and
1997, respectively.

   In 1993, the Company established a non-qualified supplemental retirement plan for certain employees. Under the plan, participants may elect to contribute up to 15% of their annual salary and bonus. The Company is required to make matching contributions in the form of shares of the Company's common stock having a value equal to 50% of participants' contributions. Upon termination of employment, participants receive the fair value of their account for the employee contribution portion in cash and shares of the Company's common stock for the vested portion of the Company's matching contribution. Contributions by the employees earn interest at the prime rate, adjusted annually. The Company recorded expense of $632,000, $407,000 and $376,000 in 1995, 1996 and 1997,
respectively, related to this plan.


(9) INCOME TAXES:

   Pretax income (loss) from operations for the years ended December 31 consists of the following sources (dollars in thousands):


                                                          1995               1996               1997
                                                         ------             ------             ------
   Domestic......................................      $  (33,322)        $  58,295           $  31,555
   Foreign.......................................           2,396             3,717               5,130
                                                       ----------         ---------           ---------
                                                       $  (30,926)        $  62,012           $  36,685
                                                       ==========         =========           =========


   The income tax provision for the years ended December 31 are as follows (dollars in thousands):


                                                          1995               1996               1997
                                                        -------             ------             ------
Current _
   Federal..................................           $   (1,500)        $  (1,800)          $    (902)
   Foreign..................................               (1,089)           (1,526)             (1,304)
   State and local..........................               (2,724)           (2,429)             (1,016)
                                                       ----------         ---------           ---------
                                                       $   (5,313)        $  (5,755)          $  (3,222)

Deferred _
   Provision for federal and state
     taxes payable in future................               (5,886)          (17,009)            (10,639)
                                                       ----------         ---------           ---------

   Total tax provision......................           $  (11,199)        $ (22,764)          $ (13,861)
                                                       ==========         =========           =========


   Deferred income tax assets (liabilities) at December 31 are as follows (dollars in thousands):


                                                                             1996               1997
                                                                            ------             ------


Net operating loss carryforwards............                             $  13,700            $   4,550
Other.......................................                                20,000               16,950
                                                                         ---------            ---------
Gross deferred tax assets...................                                33,700               21,500
Gross deferred tax liabilities..............                                (8,000)              (5,870)
                                                                         ---------            ---------
Net deferred tax asset.....................                              $  25,700            $  15,630
                                                                         =========            =========


   In connection with the acquisition of Piezo (see Note 3) in September 1997, the Company recorded net deferred tax assets in the amount of approximately $670,000.

   The decrease in the asset during 1996 and 1997 results primarily from the utilization of the Company's net operating loss carryforwards.

   The income tax provision differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) from continuing operations before income taxes and minority interest as a result of the following differences (dollars in thousands):

                                                         1995                  1996                1997
                                                  -------------------   ------------------   -----------------
                                                   Amount     Percent    Amount    Percent    Amount   Percent
                                                  -------     -------   --------  --------   -------   -------
Computed statutory tax (provision) benefit....    $ 10,824      35.0   $ (21,704)   (35.0)   $(12,840)  (35.0)
Increase (decrease) in tax (provision)
  benefit resulting from _
   Operating loss carryforward which
   resulted in current tax benefit............       9,376      30.3          --       --          --      --
   State income taxes (net of
   federal benefit)...........................      (1,800)     (5.8)     (1,580)    (2.5)       (660)   (1.8)
   Alternative minimum tax....................        (500)     (1.6)     (1,150)    (1.9)         --      --
   Goodwill amortization......................        (800)     (2.6)     (1,034)    (1.7)     (1,798)   (4.9)
   Purchased in-process research
     and development..........................     (28,305)    (91.5)         --       --          --      --
   Foreign sales corporation..................         900       2.9       1,200      1.9       1,030     2.8
   Resolution of tax issues...................          --        --         800      1.3         324     0.9
   Other......................................        (894)     (2.9)        704      1.2          83     0.2
                                                  --------     -----   ---------    -----    --------   -----
Income tax provision..........................    $(11,199)    (36.2)  $ (22,764)   (36.7)   $(13,861)  (37.8)
                                                  ========     =====   =========    =====    ========   =====


   At December 31, 1997, the Company had no net operating loss carryforwards for federal tax reporting purposes. The Company had an alternative minimum tax credit carryforward of approximately $3,400,000 as of December 31, 1997, which may be carried forward indefinitely. The Company had investment tax credit carryforwards of approximately $1,000,000 at December 31, 1997 which, if unused, will expire from 1998 to 2001. The Company had a research and development tax credit carryforward of approximately $1,000,000 at December 31, 1997 which will, if unused, expire from 1998 to 2012. The Company had foreign tax credit carryforwards of approximately $900,000 at December 31, 1997 which, if unused, will expire from 2000 to 2001. Realization of the credit carryforwards is dependent on generating sufficient taxable income prior to the expiration of the credits. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax asset will be realized.

(10) GEOGRAPHIC INFORMATION:

   The Company operates entirely in one industry segment: the Components Segment. The Components Segment designs, manufactures and sells active and passive components for communications networks, including cable connectors, frequency control devices and fiber-optic lasers. This segment also designs, manufactures and sells components for the home gas range appliance industry as well as a broad line of control and sensing devices for use in testing equipment and industrial applications.

   The Company's geographic data for continuing operations for the years ended December 31 are as follows (dollars in thousands):



                                                    1995          1996          1997
                                               ------------    ----------    ---------
GEOGRAPHIC AREAS
  SALES
    United States:
       Unaffiliated.......................       $ 230,697    $ 276,057      $ 286,096
       To foreign affiliates..............             430          668          2,256
    Foreign:
       Unaffiliated.......................          24,667       27,479         28,292
       To United States affiliates........           1,751        1,961          2,839
    Total sales between affiliates........          (2,181)      (2,629)        (5,095)
                                                 ---------    ---------      ---------
       Consolidated sales.................       $ 255,364    $ 303,536      $ 314,388
                                                 =========    =========      =========

  OPERATING INCOME (LOSS)

    United States.........................       $ (32,573)   $  42,156      $  41,746
    Foreign...............................           4,676        4,831          5,486
                                                 ---------    ---------      ---------
       Operating income (loss)............       $ (27,897)   $  46,987      $  47,232
                                                 =========    =========      =========

  IDENTIFIABLE ASSETS

    United States.........................       $ 273,946    $ 332,005      $ 347,653
    Foreign...............................          38,598       42,280         40,137
                                                 ---------    ---------      ---------
       Identifiable assets................       $ 312,544    $ 374,285      $ 387,790
                                                 =========    =========      =========


   Unaffiliated export sales were $63,815,000, $85,328,000 and $93,283,000 for 1995, 1996 and 1997, respectively. These sales were principally to customers in Canada, Mexico, South America, Asia and Europe.


(11) ACCRUED LIABILITIES:

   Accrued liabilities at December 31 are summarized as follows (dollars in thousands):


                                                          1996        1997
                                                       --------     --------
Wages, bonuses, commissions, vacation,
    and other compensation....................         $  8,598     $  10,481
Income taxes..................................            7,534         5,049
Insurance.....................................            2,592         2,718
Other.........................................           10,329        10,969
                                                       --------     ---------
                                                       $ 29,053     $  29,217
                                                       ========     =========


(12) COMMITMENTS AND CONTINGENCIES:

   In November 1996, the Company entered into an Amended and Restated Management Stockholders Agreement with Gilbert's Selling Stockholders. Pursuant to the terms of this Agreement, the Company purchased 7.5% of Gilbert from the Selling Stockholders in November of 1996 for approximately $30,600,000 and 3.75% of Gilbert for approximately $8,800,000 in October of 1997. The Company will purchase the remainder of Gilbert no later than October 30, 1998 at a price equaling a multiple of Gilbert's earnings before interest, taxes, and amortization expense for the twelve-month period immediately preceding the closing date of the purchase. This transaction will be financed with cash from operations and borrowings from the Company's credit facility.

   Rent expense for facilities and office equipment was $3,827,000, $4,601,000 and $3,970,000 in 1995, 1996 and 1997, respectively. At
December 31, 1997, the Company was committed under non-cancellable operating leases for minimum annual rentals for the next five years as follows: 1998 - $3,458,000; 1999 - $3,212,000; 2000 - $3,004,000; 2001 -
$2,420,000, 2002 - $1,955,000; thereafter - $8,306,000.

   Various pending or threatened legal proceedings by or against the Company or one or more of its subsidiaries involve alleged breaches of contract, torts and miscellaneous other causes of action. The Company does not consider any of such proceedings to be material to the Company's financial position, results of operations, or liquidity.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

   The following is a summary of the unaudited quarterly results of operations for 1996 and 1997 (dollars in thousands, except per share date):



                                                                Quarter Ended
                                          --------------------------------------------------------
                                             March 31       June 30     September 30  December 31    Full Year
                                          -------------  -------------  ------------  ------------   ---------
1996
   Net sales..........................        $ 78,737      $ 80,590      $ 74,086     $ 70,123       $303,536
   Gross profit.......................        $ 30,151      $ 32,113      $ 28,670     $ 23,192       $114,126
   Income from continuing
     operations.......................        $ 16,829      $  6,454      $  7,407     $  1,286       $ 31,976
   Net income.........................        $ 17,259      $  7,108      $  7,765     $  9,704       $ 41,836
   Earnings per share - basic
      Income from continuing
        operations....................        $    .95      $    .36      $    .41     $    .07       $   1.77
      Net income......................        $    .98      $    .40      $    .43     $    .53       $   2.32
   Earnings per share - diluted
      Income from continuing
        operations....................        $    .92      $    .34      $    .39     $    .07       $   1.71
      Net income......................        $    .94      $    .38      $    .41     $    .52       $   2.24

1997
   Net sales..........................        $ 73,042      $ 80,306      $ 76,975     $ 84,065       $314,388
   Gross profit.......................        $ 25,086      $ 30,783      $ 28,602     $ 31,943       $116,414
   Income from continuing operations..        $  4,027      $  5,361      $  5,824     $  6,524       $ 21,736
   Net income.........................        $  4,027      $  5,361      $  5,824     $  6,524       $ 21,736
   Earnings per share - basic
      Income from continuing
        operations....................        $    .22      $    .30      $    .33     $    .37       $   1.22
      Net income......................        $    .22      $    .30      $    .33     $    .37       $   1.22
   Earnings per share - diluted
      Income from continuing
        operations....................        $    .22      $    .30      $    .32     $    .36       $   1.20
      Net income......................        $    .22      $    .30      $    .32     $    .36       $   1.20


CONTINUING OPERATIONS

Fourth Quarter - 1997

   The Company recorded a charge of $375,000, net of tax, related to the expensing of the purchase accounting write-up of Piezo inventory.

   The Company received $957,000 of royalty income that included approximately $600,000 relating to 1996. Royalty income is reported as an offset to selling, general, and administrative expenses.

Fourth Quarter - 1996

   The Company recorded a charge of $558,000, net of tax, related to the expensing of the purchase accounting write-up of Gilbert inventory.

   The Company recognized a restructuring charge of $2,368,000, net of tax, relating primarily to the write-off of inventory for exiting product lines.

   The Company recorded a $1,414,000 charge, net of tax, for asset write-downs and other reserves.

Third Quarter - 1996

   The Company recorded a $590,000 gain, net of tax, on its sale of its 45% interest in O/E/N India Ltd.

First Quarter - 1996

   The Company recorded an after-tax charge of $706,000 for certain amounts capitalized that should have been expensed in 1995.

   The Company recorded a $12,741,000 gain, net of tax, on its sale of its 49% interest in Video 44 (WSNS-TV Channel 44).

   The Company recorded a $1,178,000 charge, net of tax, for asset write-downs and other reserves.

DISCONTINUED OPERATIONS

Fourth Quarter - 1996

   The Company recorded a gain of $9,367,000 on the sale of Nordco.

EXTRAORDINARY CHARGE

Fourth Quarter - 1996

   The Company recorded an extraordinary charge of $949,000, net of taxes, related to the early extinguishment of debt.

RESTATEMENT OF QUARTERLY RESULTS

   In January 1997 the Company discovered that a controller at one of its divisions had improperly capitalized expenses that should have been expensed during the periods in which they were incurred. The Company filed amended Form 10-Qs for the first three quarters of 1996 during February 1997 to correct these errors and the quarterly results shown above reflect the amended quarterly results. The Company is voluntarily cooperating with the Securities and Exchange Commission (the "SEC") on an informal basis with respect to inquiries by the SEC concerning these matters.

 .
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" in Part I of this report. For information with respect to the directors of the registrant, see "Election of Directors" in the Proxy Statement, incorporated herein by reference, to be filed no later than March 31, 1998 for the Annual Meeting of Stockholders to be held on April 24, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

   The information set forth under the caption "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement to be filed no later than March 31, 1998 for the Annual Meeting of Stockholders to be held on April 24, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement to be filed no later than March 31, 1998 for the Annual Meeting of Stockholders to be held on April 24, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be filed no later than March 31, 1998 for the Annual Meeting of Stockholders to be held on April 24, 1998 is incorporated herein by reference.


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of documents filed as part of the report:

      1.   Financial Statements

           Consolidated balance sheet at December 31, 1996 and 1997

           Consolidated statement of operations for the years ended
             December 31, 1995, 1996 and 1997

           Consolidated statement of stockholders' equity for the years ended December 31, 1995, 1996 and 1997

           Consolidated statement of cash flows for the years ended
             December 31, 1995, 1996 and 1997

           Notes to consolidated financial statements

      2.   Schedule

           II   _   Valuation and qualifying accounts

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

  (10)(a) 1986 Stock Option and Restricted Stock Plan for Executive and Key Employees of Oak Industries Inc. filed as Annex III to the Proxy Statement dated February 14, 1986 for a Special Meeting of Stockholders is incorporated herein by this reference.

  (10)(b) 1988 Stock Option Plan for Non-Employee Directors of Oak Industries Inc. filed as Exhibit A to the Company's Proxy Statement in connection with 1988 Annual Meeting of Stockholders filed with the Commission on April 6, 1988 is incorporated herein by this reference.

  (10)(c) 1992 Stock Option and Restricted Stock Plan, as amended effective as of December 17, 1997, filed herewith.

  (10)(d) Oak Industries Inc. Non-Qualified Stock Option Plan, as amended effective as of December 17, 1997, filed herewith.

  (10)(e) 1995 Stock Option and Restricted Stock Plan, as amended effective as of December 17, 1997, filed herewith.

  (10)(f) Lasertron, Inc. 1982 Incentive Stock Option Plan and 1992 Stock Option Plan filed as Exhibit 10.1 and 10.2 to Form S-8 dated September 21, 1995, are incorporated herein by this reference.

  (10)(g) Credit Agreement (the "Credit Agreement") dated as of November 1, 1996 among Oak Industries Inc., the lenders from time to time party thereto and the Chase Manhattan Bank, as administrative agent and issuing bank, filed as Exhibit 10 to Form 10-Q dated November 14, 1996, is incorporated herein by this reference.

  (10)(h) Amendment No. 1 dated as of December 13, 1996 to the Credit Agreement, filed as Exhibit 10 to the Form 10-Q dated May 14, 1997, is incorporated herein by this reference.

  (10)(i) Second Amendment dated as of October 6, 1997 to the Credit Agreement, filed as Exhibit 10 to the Form 10-Q dated November 12, 1997, is incorporated herein by this reference.

  (10)(j) Form of Severance Agreement dated as of May 1, 1996 by and between the Company and each of William S. Antle III, Coleman S. Hicks and Pamela F. Lenehan, filed as Exhibit 10.1 to the Company's Form 10-Q dated July 19, 1996, is incorporated herein by this reference.

  (10)(k) Oak Industries Inc. Severance Plan dated as of May 1, 1996, filed as Exhibit 10.2 to the Company's Form 10-Q dated July 19, 1996, is incorporated herein by this reference.

  (10)(l) Agreement to Purchase NST Venture Interest and Capital Stock by and among the Stockholders of Harriscope of Chicago, Inc., and National Subscription Television of Chicago Inc. as the Sellers and Telemundo of Chicago, Inc. as Buyer dated as of November 8, 1995 and filed as Exhibit 1.1 to Form 8-K dated March 6, 1996, is incorporated herein by this reference.

  (10)(m) Stock Purchase Agreement by and among Harper-Wyman Company, as Seller, Oak Industries Inc., NHC Corp. as Buyer, and Nordco Inc. dated as of October 9, 1996 and filed as Exhibit 1.1 to Form 8-K dated October 16, 1996, is incorporated herein by this reference.

  (11) Statement regarding computation of per share earnings, filed herewith.

  (13) 1997 Annual Report to be provided no later than March 31, 1998 for the information of the Commission and not deemed "filed" as a part of the filing.

  (21)     Subsidiaries of the Company, filed herewith.

  (27) Financial Data Schedule (Submitted only to the Securities and Exchange Commission in electronic format for its information only).

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

               CONSENT OF INDEPENDENT ACCOUNTANTS

   We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File Nos. 33-14708, 33-62817, 33-59073, 33-32104, 2-
83639, 33-53012, and 33-58878) of Oak Industries Inc. of our report dated January 21, 1998 appearing in this Form 10-K.

Price Waterhouse LLP



Boston, Massachusetts
February 10, 1998

                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               OAK INDUSTRIES INC.

Dated:  February 11, 1997                     By  WILLIAM S. ANTLE III
                                               (William S. Antle III)
                                               Chairman of the Board,
                                                  President and
                                              Chief Executive Officer



   PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.



            NAME                  TITLE                               DATE
            ----                  -----                               ----
                                  <C<
 WILLIAM S. ANTLE III             President and                        February 11, 1997
(William S. Antle III)            Chief Executive Officer
                                  (Principal Executive Officer)


 COLEMAN S. HICKS                 Senior Vice President                February 11, 1998
(Coleman S. Hicks)                and Chief Financial Officer
                                  (Principal Financial Officer)




 RODERICK M. HILLS                Vice Chairman of                     February 5, 1998
(Roderick M. Hills)               the Board



 BETH BRONNER                     Director                             February 5, 1998
(Beth Bronner)





 DANIEL W. DERBES                 Director                             February 5, 1998
(Daniel W. Derbes)





 GEORGE W. LEISZ                  Director                             February 5, 1998
(George W. Leisz)





 GILBERT E. MATTHEWS              Director                              February 5, 1998
(Gilbert E. Matthews)





 CHRISTOPHER H. B. MILLS          Director                              February 5, 1998
(Christopher H. B. Mills)





 ELLIOT L. RICHARDSON             Director                              February 5, 1998
(Elliot L. Richardson)


                          OAK INDUSTRIES INC.

                               SCHEDULE II

                     VALUATION AND QUALIFYING ACCOUNTS

            For the Years Ended December 31, 1995, 1996 and 1997
                          (Dollars in thousands)

ALLOWANCE FOR LOSSES IN COLLECTION


                                                      1995       1996       1997
                                                     ------     ------     ------
Balance, beginning of year..................        $ 1,056   $ 1,573    $   2,330

Provision charged to selling,
 general, and administrative expenses.......            324       812          335
Recoveries of accounts previously
 written off................................             20         3           11
Less write-off of uncollectible
 accounts...................................           (157)      (58)        (194)
Acquisition of businesses...................            330        --          100
                                                    -------   -------    ---------

Balance, end of year........................        $ 1,573   $ 2,330    $   2,582
                                                    =======   =======    =========
