Form 10-K/A
period 1997-12-31
OAK INDUSTRIES INC
filed 1998-04-14
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                              ------------------
                                  FORM 10-K/A
                              ------------------

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

     The aggregate market value of Registrant's Common Stock held by persons who are not affiliates of Registrant was $567,378,305 on April 6, 1998.

     The Registrant had 17,936,227 shares of Common Stock, $0.01 par value, issued and outstanding on April 6, 1998.

                      Documents Incorporated by Reference



       Proxy Statement to be filed no later
       than March 31, 1998                    Part III, Items 10-13

===========================================================================

                         OAK INDUSTRIES INC.

                             FORM 10-K/A

                            AMENDMENT NO. 1

   The undersigned registrant hereby amends Item 6, Selected Financial Data, of its Annual Report for the fiscal year ending December 31, 1997 on Form 10-K as set forth in the page attached hereto.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 OAK INDUSTRIES INC.

Dated:  April 10, 1997                       By:  COLEMAN S. HICKS
                                                 (Coleman S. Hicks)
                                                  Senior Vice President and
                                                  Chief Financial Officer

ITEM 6.  SELECTED FINANCIAL DATA

FINANCIAL RESULTS

                                                            YEAR ENDED DECEMBER 31
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        --------------------------------------------------------------------
                                            1993          1994           1995           1996          1997
                                        -----------   -----------    -----------    -----------   ----------

Net sales..........................    $   204,417   $   230,894    $   255,364    $   303,536   $   314,388

Purchased in-process research and
   development expense.............             --            --         80,872             --            --
Operating income (loss)............         29,815        44,113        (27,897)        46,987        47,232
Interest expense...................          6,973         5,906          6,273          5,767        10,973
Income (loss) from continuing
   operations before income
   taxes, minority interest
   and extraordinary charge........         25,246        41,840        (30,926)        62,012        36,685
Income (loss) from continuing
   operations......................         25,710        41,041        (52,983)        31,976        21,736
Net income (loss)..................         26,660        42,446        (52,124)        41,836        21,736
Earnings per share - basic
   Income (loss) from continuing
      operations...................           1.55          2.37          (3.02)          1.77          1.22
   Net income (loss)...............           1.61          2.46          (2.98)          2.32          1.22

Earnings per share - diluted
   Income (loss) from continuing
      operations...................           1.42          2.23          (3.02)          1.71          1.20
   Net income (loss)...............           1.47          2.31          (2.98)          2.24          1.20

Cash dividends per share...........             --            --             --             --            --

FINANCIAL POSITION

Working capital....................    $    64,772   $    67,544    $     73,168   $    79,019   $    84,818
Plant and equipment, net...........         33,084        36,253          53,074        65,026        69,425
Total assets.......................        231,201       279,800         312,544       374,285       387,790
Long-term debt, net of current
   maturities......................         57,349        34,403          91,570       138,161       151,465
Total stockholders' equity.........        126,919       167,150         119,213       171,723       182,154

GENERAL STATISTICS

Capital expenditures...............    $     6,946   $     6,723    $     16,942   $    23,205   $    14,697
Depreciation.......................    $     6,037   $     6,569    $      7,694   $    10,028   $    12,287
Amortization of intangible assets..    $     2,413   $     2,372    $      2,760   $     3,609   $     5,835
Weighted average shares
  outstanding (000s):
   Basic...........................         16,605        17,282          17,520        18,043        17,837
   Diluted.........................         18,100        18,371          17,520        18,684        18,108
Number of holders of record
   (at year-end)....................         9,732         8,346           7,144         6,312         5,717
Number of employees (at year-end)...         2,549         2,776           2,931         2,944         3,373
Salaries and wages..................   $    54,951   $    60,054    $     65,543   $    79,433   $    85,681
