Form 10-Q
period 1998-03-31
OAK INDUSTRIES INC
filed 1998-05-12
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                   FORM 10-Q
                              ------------------


                       For Quarter Ended March 31, 1998

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

As of May 11, 1998, the Company had outstanding 18,038,390 shares of Common Stock, $0.01 par value per share.



===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM I.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                         CONSOLIDATED CONDENSED BALANCE SHEET
                                           (Dollars in thousands)
                                                 (Unaudited)

                                                        December 31, 1997              March 31, 1998
                                                     ---------------------        ---------------------
ASSETS
Current Assets:
   Cash and cash equivalents....................                    $   8,642                      $    3,118
   Receivables, less reserves...................                       47,036                          50,327
   Inventories:
      Raw materials ............................      14,153                         15,091
      Work in process...........................      28,852                         30,370
      Finished goods............................       8,292           51,297        11,100            56,561
                                                     -------                        -------
   Deferred income taxes........................                       16,143                          14,373
   Other current assets.........................                        2,488                           3,996
                                                                    ---------                        --------
         Total current assets...................                      125,606                         128,375
Plant and Equipment, at cost....................     159,351                        161,733
Less - Accumulated depreciation.................     (89,926)          69,425       (92,895)           68,838
                                                     -------                        -------

Deferred income taxes...........................                          775                             728
Goodwill and other intangible assets, less
   accumulated amortization of
   $17,239 and $18,764..........................                      178,577                         177,031
Investment in affiliates........................                        8,358                           8,538
Other assets....................................                        5,049                           9,187
                                                                    ---------                      ----------
         Total Assets...........................                    $ 387,790                      $  392,697
                                                                    =========                      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt............                    $     443                      $      434
   Accounts payable.............................                       11,128                          16,781
   Accrued liabilities..........................                       29,217                          27,196
                                                                    ---------                       ---------
         Total current liabilities..............                       40,788                          44,411

Other Liabilities...............................                        8,429                           7,867

Long-Term Debt, Less Current Maturities.........                      151,465                         145,283

Minority Interest...............................                        4,954                           4,638

Stockholders' Equity:
   Common stock.................................         190                            190
   Additional paid-in capital...................     305,740                        306,135
   Accumulated deficit..........................     (97,956)                       (91,464)
   Unearned compensation - restricted stock.....      (1,754)                        (1,645)
   Treasury stock...............................     (22,092)                       (20,652)
   Other........................................      (1,974)         182,154        (2,066)          190,498
                                                     -------        ---------       -------        ----------
         Total Liabilities and Stockholders'
            Equity..............................                    $ 387,790                      $  392,697
                                                                    =========                      ==========




See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

                                                                     For the Three Months
                                                                        Ended March 31,
                                                                    ----------------------
                                                                      1997          1998
                                                                    --------      --------

Net sales...............................................           $  73,042     $  79,214
Cost of sales...........................................             (47,956)      (49,540)
                                                                   ---------     ---------
Gross profit............................................              25,086        29,674
Selling, general and administrative expenses............             (15,887)      (17,170)
                                                                   ---------     ---------
Operating income........................................               9,199        12,504

Interest expense........................................              (2,481)       (2,565)
Interest income.........................................                  76           177
Equity in net income of affiliated companies............                  39           584
                                                                   ---------     ---------
Income before income taxes and minority interest........               6,833        10,700
Income tax provision....................................              (2,597)       (4,066)

Minority interest in net income of subsidiaries.........                (209)         (142)
                                                                   ---------     ---------

Net income..............................................           $   4,027     $   6,492
                                                                   =========     =========

Income per share - basic
      Net income........................................           $     .22     $     .37
                                                                   =========     =========
Weighted average number of shares outstanding - basic...              18,227        17,744
                                                                   =========     =========

Income per share - diluted
      Net income........................................           $     .22     $     .35
                                                                   =========     =========
Weighted average number of shares outstanding - diluted.              18,549        19,464
                                                                   =========     =========




See accompanying notes to consolidated condensed financial statements.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

                                                                      For the Three Months
                                                                         Ended March 31,
                                                                     ----------------------
                                                                       1997          1998
                                                                     --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Net income ..........................................             $   4,027     $   6,492
   Adjustments to reconcile net income to net cash
            provided by operations:
         Depreciation...................................                 3,026         3,427
         Amortization...................................                 1,699         1,825
         Minority interest..............................                   209           142
         Gain on the sale of properties.................                  (253)           --
         Undistributed earnings of affiliated companies.                   (39)         (584)
         Changes in assets and liabilities,
           net of effects from acquisition
           of businesses:
            Receivables.................................                (5,355)       (3,501)
            Inventories.................................                 1,912        (5,264)
            Accounts payable and accrued liabilities....                (1,864)        3,696
            Other.......................................                  (402)           57
                                                                     ---------     ---------
Net cash provided by operations.........................                 2,960         6,290
                                                                     ---------     ---------

Investing Activities:
   Capital expenditures.................................                (2,324)       (3,106)
   Acquisition of business..............................                  (526)           --
   Proceeds from the sale of properties.................                 1,524            --
   Other................................................                     3            24
                                                                     ---------     ---------
Net cash used in investing activities...................                (1,323)       (3,082)
                                                                     ---------     ---------

Financing Activities:
   Long-term borrowings.................................                10,282       104,000
   Repayment of borrowings..............................                    --      (110,191)
   Stock repurchases....................................               (10,132)           --
   Exercise of stock options............................                   185         1,160
   Dividends paid to minority stockholders..............                    --          (458)
   Deferred debt issuance costs.........................                    --        (3,213)
                                                                     ---------      --------
Net cash provided by (used in) financing activities.....                   335        (8,702)
                                                                     ---------      --------

Effect of exchange rate changes on cash and
    cash equivalents....................................                  (350)          (30)
                                                                     ---------      --------

Cash and Cash Equivalents:
   Net change during the period.........................                 1,622        (5,524)
   Balance, beginning of period.........................                 6,116         8,642
                                                                     ---------     ---------
   Balance, end of period...............................             $   7,738     $   3,118
                                                                     =========     =========


See accompanying notes to consolidated condensed financial statements.

                             OAK INDUSTRIES INC.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The consolidated condensed financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Oak Industries Inc. and its consolidated subsidiaries as of December 31, 1997 and March 31, 1998, and the results of their operations and cash flows for the three month periods ending March 31, 1997 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. On February 25, 1998, the Company issued $100 million of 4 7/8% convertible subordinated notes due 2008 (the "Notes"). The Notes are convertible into common stock of the Company at a conversion price of $38.66 per share. The net proceeds from the sale of the Notes were used to reduce borrowings under the Company's $300 million revolving credit facility.

3. The Company paid interest on debt for the three months ended March 31, 1997 and 1998 in the amounts of $2.4 million and $2.3 million, respectively. Income taxes paid during the three months ended March 31, 1997 and 1998 were $0.9 million and $1.1 million, respectively.

4. The following represents a reconciliation of the net income and weighted average number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

                                                               For the Three Months
                                                                   Ended March 31,
                                                               ----------------------
                                                                 1997          1998
                                                               --------      --------

   Basic
      Net income................................               $   4,027     $   6,492
      Weighted average shares outstanding.......                  18,227        17,744
      Net income per share......................               $     .22     $     .37
                                                               =========     =========

   Diluted
      Net income................................               $   4,027     $   6,492
      Interest expense and amortization of
         deferred costs, net of tax,
         related to 4 7/8% convertible
         subordinated notes.....................                      --           320
                                                               ---------     ---------
      Net income as adjusted....................               $   4,027     $   6,812

      Weighted average shares:
      Outstanding...............................                  18,227        17,744
      Incremental shares related to
         4 7/8% convertible subordinated notes..                      --         1,035
      Incremental shares related to other
         common stock equivalents...............                     322           685
                                                               ---------     ---------
      Total shares outstanding, as adjusted.....                  18,549        19,464
      Net income per share......................               $     .22     $     .35
                                                               =========     =========



5. Certain items in the 1997 financial statements have been reclassified to conform with 1998 presentation.

6. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income, cumulative translation adjustments and unrealized gains and losses on available-for-sale securities. For the three months ended March 31, 1997 and 1998, foreign currency translation adjustments were losses of $0.8 million and $0.2 million, respectively, and unrealized gains on available-for-sale securities amounted to $0.1 million for the three months ended March 31, 1998. There were no unrealized gains or losses on available-for-sale securities for the three months ended March 31, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER RESULTS OF OPERATIONS

SUMMARY

   Net sales increased 8.4% to $79.2 million in the first quarter of 1998 from $73.0 million in the first quarter of 1997. Net income increased to $6.5 million in the first quarter of 1998 from $4.0 million in the first quarter of 1997 primarily due to increased operating income in the communications components group.

SALES

   The Company's communications components sales increased 15.2% in the first quarter of 1998 compared to sales in the same period in 1997. This growth was primarily the result of increased sales at the Oak Frequency Control Group. Sales at Gilbert Engineering Co., Inc. ("Gilbert") and Lasertron, Inc. also increased during the first quarter of 1998 compared to the first quarter of 1997.

   Sales at the controls components group decreased 4.9% during the first quarter of 1998 versus sales in the comparable prior year period. This decrease in sales was the net result of a moderate increase in sales of gas controls offset by a reduction in sales of components used in a government postal sorting system.

GROSS PROFIT

   The gross profit margin for the first quarter of 1998 was 37.5% compared to 34.3% during the first quarter of 1997. Gross profit margin improved in the communications components group as a result of increased production volumes. In the controls components group gross profit margin also improved despite lower sales volume, because the mix of products shifted to higher margin components.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

   Selling, general, and administrative expenses increased to $17.2 million during the first quarter of 1998 compared to $15.9 million of such expenses during the first quarter of 1997. This increase was primarily the result of increased research and development expenses and increased selling and marketing expenses. During the first quarter of 1998, the Company received $0.4 million of royalty income related to 1997 activities. The Company reports royalty income as an offset to selling, general, and administrative expenses. No royalty income was reported during the first quarter of 1997.

INTEREST EXPENSE

   Interest expense increased to $2.6 million during the first quarter of 1998 from $2.5 million during the first quarter of 1997. The increase resulted from higher levels of borrowings during the first quarter of 1998 compared to borrowings during the first quarter of 1997 offset partially by a lower effective rate of interest. The effective rate of interest for the first quarter of 1998 was lower than the rate in the first quarter of 1997 mainly as a result of the lower interest rate on the Company's convertible subordinated notes that were issued on February 25, 1998.

INCOME TAXES

   The effective income tax rate for financial reporting purposes for the first quarter of 1998 was 38.0%. The tax rate for the comparable prior year period was also 38.0%

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

   Minority interest in net income of subsidiaries during the first quarter of 1998 decreased to $0.1 million from $0.2 million in the first quarter of 1997 as the result of reduced minority interest ownership of Gilbert. During the first quarter of 1998, minority stockholders owned 3.75% of Gilbert compared to 7.5% during the first quarter of 1997.

EQUITY IN NET INCOME OF AFFILIATED COMPANIES

   Equity in net income of affiliated companies was $0.58 million for the first quarter of 1998 compared to $0.04 million in the comparable prior year period. This increase resulted primarily from increased income from Wuhan Telecommunication Devices Co., and from a gain of $0.48 million from the Company's sale to its joint-venture partner of the Company's 50% interest in a joint venture that manufactured quartz crystal blanks in Venezuela.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operations for the first quarter of 1998 was $6.3 million compared to $3.0 million for the first quarter of 1997. This increase was in large part the result of increased net income. Capital expenditures for the first quarter of 1998 were $3.1 million compared to $2.3 million for the first quarter of 1997. Capital expenditures during the first quarter of 1998 were mainly for equipment for capacity expansion and new product introductions.

   The Company has in place a $300 million unsecured revolving credit facility (the "Facility"). Effective as of January 1, 1998 borrowings under the Facility bear interest, at the option of the Company, either (i) at the prime rate (or, if higher, at 0.5% above the federal funds rate) or
(ii) at a spread ranging from 0.5% to 1.25% over the reserve-adjusted 1, 2, 3 or 6 month LIBOR. Certain of the Company's subsidiaries have guaranteed the obligations under the Facility. The Facility requires the Company to meet certain periodic financial tests and prohibits the Company from paying dividends to its stockholders. Borrowing capacity under the Facility will be reduced by $50.0 million on each of November 1, 1999 and November 1, 2000. The Facility expires on December 31, 2001. As of March 31, 1998, the Company had outstanding loans of $43.0 million under the Facility.

   On February 25, 1998 the Company issued $100 million of 4 7/8% convertible subordinated notes due 2008 (the "Notes"). The Notes are convertible into common stock of the Company at a conversion price of $38.66 per share. The net proceeds from the sale of the Notes were used to reduce outstanding borrowings on the Facility.

   The Company believes that funds generated by operations and from its existing cash balances and the Facility will be sufficient to fund the Company's ongoing operations for the foreseeable future.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information" requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is required to adopt this statement in the fourth quarter of 1998. Implementation of SFAS No. 131 will have no effect on the Company's financial position or results of operations. The Company is assessing the financial disclosure statement footnote impact of SFAS No. 131.

   In April 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 revises disclosure requirements for pension and other postretirement benefit plans. The Company is required to adopt this statement in the fourth quarter of 1998. Implementation of SFAS No. 132 will have no impact on the Company's financial position or results of operations.

RISKS AND UNCERTAINTIES

   Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not statements of historical fact may include forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and strategies regarding the future. It is important to note that actual results could differ materially from such forward looking statements due to a number of factors, including, among other things, the factors set forth below. The forward looking statements should be considered in light of these factors.

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

   The Company has completed an initial assessment of the impact of the Year 2000 on computers and software at each of its operating units and has identified a number of potential problems and corrective actions required. Some of these actions have already been, and others remain to be, completed. Based on this initial assessment the Company concluded that Year 2000 issues at its facilities should not have a material impact on its financial or operating performance. Nonetheless, the Company has retained qualified independent consultants to review the Company's assessment and the corrective action plans at the Company's operating units. Pending completion of this additional review, and of all necessary corrective actions, it is not possible for the Company to determine the extent of any difficulty it might experience at its facilities as a result of Year 2000 issues. Such problems, or similar problems at the Company's customers or suppliers, could temporarily affect the Company's performance adversely.

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


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 2.  CHANGES IN SECURITIES

   On February 25, 1998, the Company sold an aggregate of $100 million principal amount of 4 7/8% convertible subordinated notes due 2008 through a private offering to qualified institutional buyers and, outside the United States, to non-U.S. investors. The initial purchasers were Donaldson, Lufkin and Jenrette Securities Corporation, Lehman Brothers and Cowen and Company. The aggregate of the discounts and commissions of the offering was $3 million. The Notes were sold in reliance on Rule 144A under the Securities Act to "qualified institutional buyers" and Regulation S under the Securities Act outside the United States to certain persons in offshore transactions. The Notes are convertible into common stock of the Company at a conversion price of $38.66 per share subject to adjustment in certain events at any time at or before maturity, unless previously redeemed. The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission under the Securities Act which was declared effective on May 6, 1998 and which permits the resale, on a registered basis, of the Notes and of the shares of common stock of the Company issuable upon conversion of the Notes from time to time by the securityholders named or to be named therein. The shares of common stock issuable upon conversion of the Notes have been approved for listing on the New York Stock Exchange and the Pacific Exchange, Inc. upon official notice of issuance.

   On March 5, 1998, the Company issued a total of 2,201 shares of its common stock to two departing employees from its Supplemental Retirement Income Plan (the "SRIP"). These shares represented vested matching contributions made by the Company to the former employees' SRIP accounts. These transactions were effected pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibit Index
         (10.1) 1995 Stock Option and Restricted Stock Plan, as amended effective as of April 24, 1998, filed herewith.

         (10.2) Third Amendment dated as of February 13, 1998 to the Credit Agreement dated as of November 1, 1996 among Oak Industries Inc., the lenders from time to time party thereto and the Chase Manhattan Bank, as administrative agent and issuing bank, filed herewith.

         (27) Financial Data Schedule (Submitted only to the Securities and Exchange Commission in electronic format for its information only).

    (b)  Reports on Form 8-K:

         On February 12, 1998, the Company filed a report on Form 8-K regarding a press release issued by the Company concerning an offering of convertible notes (the "Offering").

         On February 20, 1998, the Company filed a report on Form 8-K regarding a press release issued by the Company discussing the pricing terms of the Offering.

         On February 25, 1998, the Company filed a report on Form 8-K regarding a press release issued by the Company discussing the closing of the Offering.

                      OAK INDUSTRIES INC.

                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OAK INDUSTRIES INC.


Date:  May 12, 1998                       /s/ Coleman S. Hicks
                                              Coleman S. Hicks
                                              Senior Vice President and
                                              Chief Financial Officer