Form 10-Q
period 1998-06-30
OAK INDUSTRIES INC
filed 1998-08-12
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                   FORM 10-Q
                              ------------------


                       For Quarter Ended June 30, 1998

                   Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 1-4474
                          --------------------------

                              OAK INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                              36-1569000
      (State or other jurisdiction                  (IRS Employer
    of incorporation or organization)           Identification Number)

                               1000 WINTER STREET
                         WALTHAM, MASSACHUSETTS  02451
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

As of August 10, 1998, the Company had outstanding 18,129,880 shares of Common Stock, $0.01 par value per share.


===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  CONSOLIDATED CONDENSED BALANCE SHEET
                                         (Dollars in thousands)
                                              (Unaudited)



                                                       December 31, 1997              June 30, 1998
                                                    ---------------------        ---------------------
ASSETS
Current Assets:
  Cash and cash equivalents...................                  $   8,642                     $  10,824

   Receivables, less reserves.................                     47,036                        52,250
   Inventories:
      Raw materials...........................        14,153                     16,269
      Work in process.........................        28,852                     30,930
      Finished goods..........................         8,292       51,297        10,501          57,700
                                                   ---------                   --------
   Deferred income taxes......................                     16,143                        12,634
   Other current assets.......................                      2,488                         2,133
                                                                ---------                     ---------
         Total current assets.................                    125,606                       135,541
Plant and equipment, at cost..................       159,351                    166,620
Less - accumulated depreciation...............       (89,926)      69,425       (96,176)         70,444
                                                   ---------                   --------
Deferred income taxes.........................                        775                           723
Goodwill and other intangible assets, less
   accumulated amortization of
   $17,239 and $20,268........................                    178,577                       175,489
Investment in affiliates......................                      8,358                         9,110
Other assets..................................                      5,049                         8,780
                                                                ---------                     ---------
         Total Assets.........................                  $ 387,790                     $ 400,087
                                                                =========                     =========
Liabilities and Stockholders' Equity

Current Liabilities:
   Current portion of long-term debt..........                  $     443                     $     442
   Accounts payable...........................                     11,128                        17,451
   Accrued liabilities........................                     29,217                        26,193
                                                                ---------                     ---------
         Total current liabilities............                     40,788                        44,086

Other Liabilities.............................                      8,429                         7,379

Long-Term Debt, Less Current Maturities.......                    151,465                       141,215

Minority Interest.............................                      4,954                         4,556

Stockholders' Equity:
   Common stock...............................           190                        191
   Additional paid-in capital.................       305,740                    310,822
   Accumulated deficit........................       (97,956)                   (83,548)
   Unearned compensation - restricted stock...        (1,754)                    (1,429)
   Treasury stock.............................       (22,092)                   (21,042)
   Other......................................        (1,974)     182,154        (2,143)        202,851
                                                   ---------    ---------      --------       ---------
         Total Liabilities and
            Stockholders' Equity..............                  $ 387,790                     $ 400,087
                                                                ---------                     ---------


See accompanying notes to consolidated condensed financial statements.

                              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (In thousands, except per share data)
                                              (Unaudited)

                                                       For the Three Months         For the Six Months
                                                          Ended June 30,              Ended June 30,
                                                      ----------------------      ----------------------
                                                        1997          1998          1997         1998
                                                      --------      --------      --------     --------

Net sales.......................................      $ 80,306      $ 88,662     $ 153,348     $ 167,876
Cost of sales...................................       (49,523)      (54,629)      (97,479)     (104,169)
                                                      --------      --------     ---------     ---------
Gross profit....................................        30,783        34,033        55,869        63,707
Selling, general and administrative expenses....       (18,739)      (19,614)      (34,626)      (36,784)
                                                      --------      --------     ---------     ---------
Operating income................................        12,044        14,419        21,243        26,923

Interest expense................................        (2,767)       (2,300)       (5,248)       (4,865)
Interest income.................................            63           137           139           314
Equity in net income of affiliated companies....             5           851            44         1,435
                                                      --------      --------     ---------     ---------
Income before income taxes and minority
   interest.....................................         9,345        13,107        16,178        23,807
Income tax provision............................        (3,645)       (4,981)       (6,242)       (9,047)

Minority interest in net income of subsidiaries.          (339)         (210)         (548)         (352)
                                                      --------      --------     ---------     ---------

Net income......................................      $  5,361      $  7,916     $   9,388     $  14,408
                                                      ========      ========     =========     =========

Income per share - basic
      Net income................................      $    .30      $    .44     $     .52     $     .81
                                                      ========      ========     =========     =========
Weighted average number of shares
   outstanding - basic..........................        17,585        17,887        17,906        17,817
                                                      ========      ========     =========     =========

Income per share - diluted
      Net income................................      $    .30      $    .41     $     .52     $     .76
                                                      ========      ========     =========     =========
Weighted average number of shares
   outstanding - diluted........................        17,894        21,233        18,217        20,346
                                                      ========      ========     =========     =========



See accompanying notes to consolidated condensed financial statements.

                          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                      (Dollars in thousands)
                                           (Unaudited)

                                                                               For the Six Months
                                                                                 Ended June 30,
                                                                             ----------------------
                                                                                1997         1998
                                                                             --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Net Income............................................                   $  9,388      $  14,408
   Adjustments to reconcile net income to net cash
            provided by operations:
         Depreciation....................................                      6,135          6,806
         Amortization....................................                      3,369          3,686
         Minority interest...............................                        548            352
         Gain on the sale of properties..................                       (253)            --
         Undistributed earnings of affiliated companies..                        (44)          (537)
         Changes in assets and liabilities,
                net of effects from acquisition
                of businesses:
            Receivables..................................                     (9,763)        (5,424)
            Inventories..................................                      2,332         (6,403)
            Accounts payable and accrued liabilities.....                       (838)         4,363
            Other........................................                      4,479          3,715
                                                                            --------      ---------
Net cash provided by operations..........................                     15,353         20,966
                                                                            --------      ---------

Investing Activities:
   Capital expenditures..................................                     (7,200)        (8,511)
   Acquisition of business...............................                       (751)        (1,000)
   Proceeds from the sale of properties..................                      1,524             --
   Other.................................................                        185            302
                                                                            --------      ---------
Net cash used in investing activities....................                     (6,242)        (9,209)
                                                                            --------      ---------
+
Financing Activities:
   Long-term borrowings..................................                     31,103        108,042
   Repayment of borrowings...............................                    (17,515)      (118,293)
   Stock repurchases.....................................                    (20,544)            --
   Exercise of stock options.............................                      1,839          5,178
   Dividends paid to minority stockholders...............                       (825)          (750)
   Deferred debt issuance costs..........................                         --         (3,303)
   Other.................................................                       (175)          (396)
                                                                            --------      ---------

Net cash provided by (used in) financing activities......                     (6,117)        (9,522)
                                                                            --------      ---------

Effect of exchange rate changes on cash and
      cash equivalents...................................                       (450)           (53)
                                                                            --------      ---------

Cash and Cash Equivalents:
   Net change during the period..........................                      2,544          2,182
   Balance, beginning of period..........................                      6,116          8,642
                                                                            --------      ---------
   Balance, end of period................................                   $  8,660      $  10,824
                                                                            ========      =========



See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The consolidated condensed financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of Oak Industries Inc. and its consolidated subsidiaries as of December 31, 1997 and June 30, 1998, and the results of their operations and cash flows for the three and six month periods ending June 30, 1997 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. On February 25, 1998, the Company issued $100 million of 4 7/8% convertible subordinated notes due 2008 (the "Notes"). The Notes are convertible into common stock of the Company at a conversion price of $38.66 per share. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 1998. The net proceeds from the sale of the Notes were used to reduce borrowings under the Company's $300 million revolving credit facility.

3. The Company paid interest on debt for the three months ended June 30, 1997 and 1998 in the amounts of $2.6 million and $0.7 million, respectively, and for the six months ended June 30, 1997 and 1998 in the amounts of $5.0 million and $3.0 million, respectively. Income taxes paid during the three months ended June 30, 1997 and 1998 were $0.5 million and $5.8 million, respectively, and the six months ended June 30, 1997 and 1998 were $1.4 million and $6.9 million, respectively.

4. The following represents a reconciliation of the net income and weighted average number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):


                                                            For the Three Months      For the Six Months
                                                                Ended June 30,           Ended June 30,
                                                             1997         1998         1997         1998
                                                            ------       ------       ------       ------

Basic
   Net income.....................................         $  5,361     $  7,916      $  9,388     $ 14,408
   Weighted average shares outstanding............           17,585       17,887        17,906       17,817
   Net income per share...........................         $    .30     $    .44      $    .52     $    .81
                                                           ========     ========      ========     ========

Diluted
   Net income.....................................         $  5,361     $  7,916      $  9,388     $ 14,408
   Interest expense and amortization of deferred
      costs, net of tax, related to 4 7/8%
      convertible subordinated notes..............               --          807            --        1,127
                                                           --------     --------      --------     --------
   Net income as adjusted.........................         $  5,361     $  8,723      $  9,388     $ 15,535

   Weighted average shares:
      Outstanding.................................           17,585       17,887        17,906       17,817
      Incremental shares related to 4 7/8%
          convertible subordinated notes..........               --        2,587            --        1,811
      Incremental shares related to other common
          stock equivalents.......................              309          759           311          718
                                                           --------     --------      --------     --------
   Total shares outstanding, as adjusted..........           17,894       21,233        18,217       20,346
   Net income per share...........................         $    .30     $    .41      $    .52     $    .76
                                                           ========     ========      ========     ========



5. Certain items in the 1997 financial statements have been reclassified to conform with 1998 presentation.

6. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income, cumulative translation adjustments and unrealized gains and losses on available-for-sale securities. For the three months ended June 30, 1997 and 1998, foreign currency translation adjustments resulted in losses of $0.21 million and $0.09 million, respectively, and unrealized gains on available-for-sale securities equaled $0.01 million for the three months ended June 30, 1998. For the six months ended June 30, 1997 and 1998, foreign currency translation adjustments resulted in losses of $0.98 million and $0.26 million, respectively, and unrealized gains on available-for-sale securities equaled $0.09 million for the six months ended June 30, 1998. There were no unrealized gains or losses on available-for-sale securities for the three and six months ended June 30, 1997.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER RESULTS OF OPERATIONS

SUMMARY

   Net sales increased 10% to $88.7 million in the second quarter of 1998 from $80.3 million in the second quarter of 1997. Net income increased to $7.9 million in the second quarter of 1998 from $5.4 million in the second quarter of 1997 due to increased operating income in both the communications components group and controls components group.

SALES

   The Company's communications components sales increased 13% in the second quarter of 1998 compared to sales in the same period in 1997. This growth was primarily the result of increased sales at Oak Frequency Control Group and at Gilbert Engineering Co., Inc. ("Gilbert"). Lasertron, Inc. also moderately increased its sales during the second quarter of 1998 compared to the second quarter of 1997.

   Sales at the controls components group increased 5% during the second quarter of 1998 versus sales in the comparable prior year period. This increase in sales was due to a significant increase in sales of gas controls, which was partially offset by a reduction in sales of components used in a government postal sorting system.

GROSS PROFIT

   The gross profit margin for the second quarter of 1998 was 38.4% compared to 38.3% during the second quarter of 1997. Gross profit margins in both the communications components group and the controls components group for the second quarter of 1998 were about the same as comparable margins during the second quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to $19.6 million during the second quarter of 1998 compared to $18.7 million of such expenses during the second quarter of 1997. Selling, general and administrative expenses declined as a percentage of sales to 22.1% in the second quarter of 1998 compared to 23.3% in the second quarter of 1997.

INTEREST EXPENSE

   Interest expense decreased to $2.3 million during the second quarter of 1998 from $2.8 million during the second quarter of 1997. The decrease primarily resulted from a lower effective interest rate on outstanding borrowings in the second quarter of 1998 compared to the second quarter of 1997, due to the lower interest rate on the Notes.

INCOME TAXES

   The effective income tax rate for financial reporting purposes for the second quarter of 1998 was 38.0%. The tax rate for the comparable prior year period was 39.0%.

EQUITY IN NET INCOME OF AFFILIATED COMPANIES

   Equity in net income of affiliated companies was $0.85 million for the second quarter of 1998 compared to $0.01 million in the comparable prior year period. This increase resulted primarily from an increase in net income of Wuhan Telecommunication Devices Co. ("WTD"), the Company's joint venture which manufactures fiber-optic components in China, which experienced a significant increase in sales.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

   Minority interest in net income of subsidiaries during the second quarter of 1998 decreased to $0.2 million from $0.3 million in the second quarter of 1997. During the second quarter of 1998, minority stockholders owned 3.75% of Gilbert compared to 7.5% during the second quarter of 1997.

SIX MONTHS RESULTS OF OPERATIONS

SUMMARY

   Net sales increased 9% to $167.9 million in the first six months of 1998 from $153.3 million in the first six months of 1997. Net income increased to $14.4 million in the first six months of 1998 from $9.4 million in the first six months of 1997 primarily due to increased operating income from the Company's communications components group.

SALES

   The Company's communications components sales increased 14% in the first six months of 1998 compared to sales in the same period in 1997. This growth was the result of a significant increase in sales in the Oak Frequency Control Group together with moderate increases in sales at Gilbert and Lasertron.

   Sales at the controls components group during the first six months of 1998 remained at approximately the same level compared to sales in the first six months of 1997. This was the net result of a moderate increase in sales of gas controls offset by a reduction in sales of components used in a government postal sorting system.

GROSS PROFIT

   The gross profit margin for the first six months of 1998 was 37.9% compared to 36.4% during the first six months of 1997. Gross profit margin improved in the communications components group due to increased production volumes and improved productivity. Gross profit margin also improved in the controls components group as sales of higher margin products increased in 1998 when compared to sales of those products in the first six months of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to $36.8 million during the first six months of 1998 compared to $34.6 million of such expenses during the first six months of 1997. Selling, general and administrative expenses decreased as a percentage of sales to 21.9% for the first six months of 1998 compared to 22.6% during the first six months of 1997. Research and development expenses and selling expenses increased during the first six months of 1998 versus the comparable prior year period.

   During the first six months of 1998, the Company received $0.5 million of royalty income related to 1997 activities. The Company reports royalty income as an offset to selling, general and administrative expenses. No royalty income was reported during the first six months of 1997.

INTEREST EXPENSE

   Interest expense decreased to $4.9 million during the first six months of 1998 from $5.2 million during the first six months of 1997. The decrease resulted from a lower effective interest rate on borrowings, partially offset by increased average borrowings. The lower effective interest rate is due to the lower rate on the Notes.

INCOME TAXES

   The effective income tax rate for financial reporting purposes for the first six months of 1998 was 38.0%. The tax rate for the comparable prior year period was 38.6%.

EQUITY IN NET INCOME OF AFFILIATED COMPANIES

   Equity in net income of affiliated companies was $1.44 million for the first six months of 1998 compared to $0.04 million in the comparable prior year period. This increase resulted from increased income from WTD, and from a gain during the first quarter of 1998 of $0.48 million from the Company's sale to its joint-venture partner of the Company's interest in a joint venture that manufactured quartz crystal blanks in Venezuela.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

   Minority interest in net income of subsidiaries during the first six months of 1998 decreased to $0.4 million from $0.5 million in the first six months of 1997 because minority ownership of Gilbert was 3.75% during the first six months of 1998 compared to 7.5% during the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operations for the first six months of 1998 was $21.0 million compared to $15.4 million for the first six months of 1997. This increase was in large part the result of increased net income. Capital expenditures for the first six months of 1998 were $8.5 million compared to $7.2 million for the first six months of 1997. Capital expenditures during the first six months of 1998 were mainly for equipment for capacity expansion and new product introductions.

   In April of 1998 the Company paid $1.0 million to the former shareholders of Piezo Crystal Company under the earnout provision of the 1997 acquisition agreement.

   The Company has in place a $300 million unsecured revolving credit facility (the "Facility"). Borrowings under the Facility bear interest, at the option of the Company, either (i) at the prime rate (or, if higher, at 0.5% above the federal funds rate) or (ii) at a spread ranging from 0.5% to 1.25% over the reserve-adjusted 1, 2, 3 or 6 month LIBOR. Certain of the Company's subsidiaries have guaranteed the obligations under the Facility. The Facility requires the Company to meet certain periodic financial tests and prohibits the Company from paying dividends to its stockholders. Borrowing capacity under the Facility will be reduced by $50.0 million on each of November 1, 1999 and November 1, 2000. The Facility expires on December 31, 2001. As of June 30, 1998, the Company had outstanding loans of $39.0 million under the Facility.

   On February 25, 1998 the Company issued the Notes. The Notes are convertible into common stock of the Company at a conversion price of $38.66 per share. Interest on the Notes is payable semi-annually in arrears on March 1 and September 1 of each year, commencing September 1, 1998. The net proceeds from the sale of the Notes were used to reduce outstanding borrowings on the Facility.

   The Company believes that funds generated by operations and from its existing cash balances and the Facility will be sufficient to fund the Company's ongoing operations for the foreseeable future.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

   Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosure About Segments of an Enterprise and Related Information" requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to stockholders. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is required to adopt this statement in the fourth quarter of 1998. Implementation of SFAS No. 131 will have no effect on the Company's financial position or results of operations. The Company is assessing the financial statement footnote disclosure impact of SFAS No. 131.

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

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. This statement is required to be adopted by the Company in the first quarter of 2000. The Company is assessing the impact of SFAS No. 133 on its financial position and results of operations.

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

   The Company has completed an assessment of the impact of the Year 2000 on computers and software at its operating units. This assessment included a review of the Company's year 2000 readiness by qualified independent consultants. The Company has identified a number of potential problems and corrective actions required. Some of these actions have already been, and others remain to be, completed. The Company believes that Year 2000 issues at its facilities should not have a material impact on its financial or operating performance. However, pending completion of all necessary corrective actions, it is not possible for the Company to determine the extent of any difficulty it might experience at its facilities as a result of Year 2000 issues. Such problems, or similar problems at the Company's customers or suppliers, could temporarily affect the Company's performance adversely.

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

ITEM 2.  CHANGES IN SECURITIES

   On May 26, 1998, the Company issued 255 shares of its common stock to a departing employee from its Supplemental Retirement Income Plan (the "SRIP"). These shares represented vested matching contributions made by the Company to the former employee's SRIP account. This transaction was effected pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended and the rules and regulations thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   On April 24, 1998 the Company held its Annual Meeting of Stockholders, at which each of William S. Antle III, Beth L. Bronner, Daniel W. Derbes, Roderick M. Hills, George W. Leisz, Gilbert E. Matthews, Christopher H. B. Mills and Elliot L. Richardson were re-elected as directors for an additional term to expire at the Company's next Annual Meeting of Stockholders. The directors were re-elected with the following votes: Mr. Antle, 15,308,571 votes cast for and 257,003 votes withholding authority; Ms. Bronner, 15,306,583 votes cast for and 258,991 votes withholding authority; Mr. Derbes, 15,309,587 votes cast for and 255,987 votes withholding authority; Mr. Hills, 15,315,886 votes cast for and 249,688 votes withholding authority; Mr. Leisz, 15,315,304 votes cast for and 250,270 votes withholding authority; Mr. Matthews, 15,320,193 votes cast for and 245,381 votes withholding authority; Mr. Mills, 15,312,990 votes cast for and 252,584 votes withholding authority; and Mr. Richardson, 15,307,519 votes cast for and 258,055 votes withholding authority.

   The Company's stockholders also approved a proposal approving amendments to the Oak Industries Inc. 1995 Stock Option and Restricted Stock Plan (the "1995 Plan"), including, among other things, an increase in the number of shares of common stock of the Company available under the 1995 Plan from 2,000,000 to 4,000,000, with 10,305,064 votes cast for such proposal, 2,676,220 votes cast against such proposal, 55,803 votes abstaining with respect to such proposal, and 2,528,487 broker non-votes with respect to such proposal.

ITEM 5.  OTHER INFORMATION

   Written notice of any stockholder proposal to be submitted outside the processes of Section 240.14a-8 of the Securities Exchange Act of 1934, as amended, must be received by the Secretary of the Company at 1000 Winter Street, Waltham, Massachusetts 02451 no later than February 1, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit Index
         (10.1) Form of Severance Agreement dated as of May 1, 1998 by and between the Company and each of William S. Antle III, Coleman S. Hicks, and Pamela F. Lenehan, filed herewith.

         (10.2)   Oak Industries Inc. Severance Plan, filed herewith.

         (27) Financial Data Schedule (Submitted only to the Securities and Exchange Commission in electronic format for its information only).

   (b)   Reports on Form 8-K:

         No reports on Form 8-K were filed during the second quarter ended June 30, 1998.

                      OAK INDUSTRIES INC.

                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OAK INDUSTRIES INC.


Date:  August 12, 1998                    /s/ Coleman S. Hicks
                                              Coleman S. Hicks
                                              Senior Vice President and
                                              Chief Financial Officer