Form 10-Q
period 1998-09-30
OAK INDUSTRIES INC
filed 1998-11-12
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                   FORM 10-Q
                              ------------------


                     For Quarter Ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X / No / /

Indicate number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

As of November 9, 1998, the Company had outstanding 17,593,710 shares of Common Stock, $0.01 par value per share.
===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  CONSOLIDATED CONDENSED BALANCE SHEET
                                         (Dollars in thousands)
                                              (Unaudited)



                                                       December 31, 1997          September 30, 1998
                                                    ---------------------        ---------------------
ASSETS
Current assets:
  Cash and cash equivalents...................                   $   8,642                      $   9,431
   Receivables, less reserves.................                      47,036                         51,052
   Inventories:
      Raw materials...........................        14,153                       20,907
      Work in process.........................        28,852                       29,212
      Finished goods..........................         8,292        51,297         11,362          61,481
                                                     -------                      -------
   Deferred income taxes......................                      16,143                         11,709
   Other current assets.......................                       2,488                          2,733
                                                                 ---------                      ---------
         Total current assets.................                     125,606                        136,406
Plant and equipment, at cost..................       159,351                      166,544
Less - accumulated depreciation...............       (89,926)       69,425        (95,942)         70,602
                                                     -------                      -------
Deferred income taxes.........................                         775                            622
Goodwill and other intangible assets, less
   accumulated amortization of
   $17,239 and $21,799........................                     178,577                        174,039
Investment in affiliates......................                       8,358                          9,496
Other assets..................................                       5,049                          9,023
                                                                 ---------                      ---------
         Total assets.........................                   $ 387,790                      $ 400,188
                                                                 =========                      =========
Liabilities and stockholders' equity

Current liabilities:
   Current portion of long-term debt..........                   $     443                      $     478
   Accounts payable...........................                      11,128                         17,694
   Accrued liabilities........................                      29,217                         25,674
                                                                 ---------                      ---------
         Total current liabilities............                      40,788                         43,846

Other liabilities.............................                       8,429                          7,154

Long-term debt, less current maturities:
    Revolving credit facility.................       149,000                       44,000
    4 7/8% Convertible subordinated notes.....            --                      100,000
    Other.....................................         2,465       151,465          2,299         146,299
                                                     -------                      -------

Minority interest.............................                       4,954                          4,697

Stockholders' equity:
   Common stock...............................           190                          192
   Additional paid-in capital.................       305,740                      312,608
   Accumulated deficit........................       (97,956)                     (76,144)
   Unearned compensation - restricted stock...        (1,754)                      (1,212)
   Treasury stock.............................       (22,092)                     (35,414)
   Other......................................        (1,974)      182,154         (1,838)        198,192
                                                     -------     ---------        -------       ---------
         Total liabilities and
           stockholders' equity...............                   $ 387,790                      $ 400,188
                                                                 =========                      =========


See accompanying notes to consolidated condensed financial statements.

                              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (In thousands, except per share data)
                                              (Unaudited)

                                                       For the Three Months         For the Nine Months
                                                        Ended September 30,         Ended September 30,
                                                      ----------------------      ----------------------
                                                        1997          1998          1997         1998
                                                      --------      --------      --------     --------

Net sales.....................................        $ 76,975      $ 81,627     $ 230,323     $ 249,503
Cost of sales.................................         (48,373)      (51,455)     (145,852)     (155,624)
                                                      --------      --------     ---------     ---------
Gross profit..................................          28,602        30,172        84,471        93,879
Selling, general and administrative
    expenses..................................         (16,492)      (16,551)      (51,118)      (53,335)
                                                      --------      --------     ---------     ---------
Operating income..............................          12,110        13,621        33,353        40,544

Interest expense..............................          (2,718)       (2,219)       (7,966)       (7,084)
Interest income...............................              93           553           232           867
Equity in net income of affiliated companies..              17           385            61         1,820
                                                      --------      --------     ---------     ---------
Income before income taxes and minority
   interest...................................           9,502        12,340        25,680        36,147
Income tax provision..........................          (3,382)       (4,689)       (9,624)      (13,736)

Minority interest in net income of
    subsidiaries..............................            (296)         (247)         (844)         (599)
                                                      --------      --------     ---------     ---------

Net income....................................        $  5,824      $  7,404     $  15,212     $  21,812
                                                      ========      ========     =========     =========

Income per share - basic
      Net income..............................        $    .33      $    .41     $     .85     $    1.22
                                                      ========      ========     =========     =========
Weighted average number of shares
   outstanding - basic........................          17,721        17,973        17,844        17,870
                                                      ========      ========     =========     =========

Income per share - diluted
      Net income..............................        $    .32      $    .39     $     .84     $    1.15
                                                      ========      ========     =========     =========
Weighted average number of shares
   outstanding - diluted......................          18,149        21,251        18,193        20,625
                                                      ========      ========     =========     =========


See accompanying notes to consolidated condensed financial statements.

                          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                      (Dollars in thousands)
                                           (Unaudited)

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                               ----------------------
                                                                                 1997          1998
                                                                               --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating activities:
   Net income.................................................                $  15,212     $  21,812
   Adjustments to reconcile net income to net cash
            provided by operations:
         Depreciation.........................................                    9,278        10,347
         Amortization.........................................                    4,981         5,557
         Minority interest....................................                      844           599
         Gain on the sale of securities.......................                       --          (356)
         Gain on the sale of properties.......................                     (253)           --
         Undistributed earnings of affiliated companies.......                      (61)         (923)
         Changes in assets and liabilities, net of
                effects from acquisition of businesses:
            Receivables.......................................                   (9,362)       (4,226)
            Inventories.......................................                    3,833       (10,184)
            Accounts payable and accrued liabilities..........                   (4,148)        5,096
            Other.............................................                    8,263         3,180
                                                                              ---------     ---------
Net cash provided by operations...............................                   28,587        30,902
                                                                              ---------     ---------

Investing activities:
   Capital expenditures.......................................                  (11,138)      (12,147)
   Acquisition of business....................................                  (21,118)       (1,000)
   Proceeds from the sale of properties.......................                    1,924            --
   Other......................................................                        4           319
                                                                              ---------     ---------
Net cash used in investing activities.........................                  (30,328)      (12,828)
                                                                              ---------     ---------

Financing activities:
   Long-term borrowings.......................................                   49,287       118,234
   Repayment of borrowings....................................                  (31,695)     (123,365)
   Stock repurchases..........................................                  (20,544)      (13,808)
   Exercise of stock options..................................                    7,243         6,104
   Dividends paid to minority stockholders....................                   (1,545)         (856)
   Deferred debt issuance costs...............................                       --        (3,342)
   Other......................................................                     (115)         (396)
                                                                              ---------     ---------

Net cash provided by (used in) financing activities...........                    2,631       (17,429)
                                                                              ---------     ---------

Effect of exchange rate changes on cash and cash equivalents..                     (449)          144
                                                                              ---------     ---------

Cash and cash equivalents:
   Net change during the period...............................                      441           789
   Balance, beginning of period...............................                    6,116         8,642
                                                                              ---------     ---------
   Balance, end of period.....................................                $   6,557     $   9,431
                                                                              =========     =========


See accompanying notes to consolidated condensed financial statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The consolidated condensed financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its consolidated subsidiaries as of December 31, 1997 and September 30, 1998, and the results of their operations and cash flows for the three and nine month periods ending September 30, 1997 and 1998 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. On February 25, 1998, the Company issued $100 million of 4 7/8% convertible subordinated notes due 2008 (the "Notes"). The Notes are convertible into common stock of the Company at a conversion price of $38.66 per share. Interest on the Notes is payable semi-annually in arrears on each March 1 and September 1, and the first interest payment was made on September 1, 1998. The net proceeds from the sale of the Notes were used to reduce borrowings under the Company's $300 million revolving credit facility.

3. The Company paid interest on debt for the three months ended September 30, 1997 and 1998 in the amounts of $2.7 million and $3.2 million, respectively, and for the nine months ended September 30, 1997 and 1998 in the amounts of $7.7 million and $6.2 million, respectively. Income taxes paid during the three months ended September 30, 1997 and 1998 were $0.9 million and $1.7 million, respectively, and the nine months ended September 30, 1997 and 1998 were $2.3 million and $8.6 million, respectively.

4. The following represents a reconciliation of the net income and weighted average number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):


                                                            For the Three Months      For the Nine Months
                                                             Ended September 30,      Ended September 30,
                                                             1997         1998         1997         1998
                                                            ------       ------       ------       ------

Basic
   Net income.....................................         $  5,824     $  7,404      $  15,212    $ 21,812
   Weighted average shares outstanding............           17,721       17,973         17,844      17,870
   Net income per share...........................         $    .33     $    .41      $     .85    $   1.22
                                                           ========     ========      =========    ========
Diluted
   Net income.....................................         $  5,824     $  7,404      $  15,212    $ 21,812
   Interest expense and amortization of deferred
      costs, net of tax, related to 4 7/8%
      convertible subordinated notes..............               --          807             --       1,934
                                                           --------     --------      ---------    --------
   Net income as adjusted.........................         $  5,824     $  8,211      $  15,212    $ 23,746
   Weighted average shares:
      Outstanding.................................           17,721       17,973         17,844      17,870
      Incremental shares related to 4 7/8%
        convertible subordinated notes............               --        2,587             --       2,070
      Incremental shares related to other common
         stock equivalents........................              428          691            349         685
                                                           --------     --------      ---------    --------
   Total shares outstanding, as adjusted..........           18,149       21,251         18,193      20,625
   Net income per share...........................         $    .32     $    .39      $     .84    $   1.15
                                                           ========     ========      =========    ========


5. Certain items in the 1997 financial statements have been reclassified to conform with 1998 presentation.

6. In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income, cumulative translation adjustments and unrealized gains and losses on available-for-sale securities. For the three months ended September 30, 1997 and 1998, foreign currency translation adjustments resulted in a loss of $0.10 million and a gain of $0.58 million, respectively. For the nine months ended September 30, 1997 and 1998, foreign currency translation adjustments resulted in a loss of $1.08 million and a gain of $0.32 million, respectively. There were no unrealized gains or losses on available-for-sale securities for the three and nine months ended September 30, 1997 and 1998.

7.   Subsequent events:

     On October 30, 1998, the Company acquired Tele Quarz GmbH, a manufacturer of frequency control products located in Neckarbischofsheim, Germany. The acquisition is being accounted for as a purchase. The acquisition was financed with borrowings from the Company's revolving credit facility. The purchase price was approximately $65 million and included the refinancing and assumption of certain indebtedness at Tele Quarz.

     On October 30, 1998, the Company purchased equity interests totalling 3.75% of Gilbert Engineering Co., Inc. ("Gilbert") held by certain former and present members of the management of Gilbert. The Company paid approximately $11.4 million in cash. The purchase price was financed with borrowings from the Company's revolving credit facility. The Company now owns 100% of Gilbert.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER RESULTS OF OPERATIONS

SUMMARY

   Net sales increased 6% to $81.6 million in the third quarter of 1998 from $77.0 million in the third quarter of 1997, mainly as a result of increased sales in the communications components group. Net income increased to $7.4 million in the third quarter of 1998 from $5.8 million in the third quarter of 1997, primarily due to increased operating income in the communications components group.

SALES

   The Company's communications components sales increased 14% in the third quarter of 1998 compared to sales in the same period in 1997. This growth was primarily the result of increased sales at Gilbert and at the Oak Frequency Control Group ("OFCG"). The sales growth at Gilbert was mainly the result of increased sales to domestic CATV customers. Sales growth at OFCG resulted from increased sales to wireless and telecommunications customers. During the third quarter of 1998, sales at Lasertron, Inc. ("Lasertron") declined versus sales in the comparable prior-year period. This decline was the result of reduced sales to one European customer that were only partially offset by increases in sales to other customers.

   Sales of the controls components group decreased 11% during the third quarter of 1998 versus sales in the comparable prior-year period, primarily due to a reduction in sales of components used in a government postal sorting system. Sales of gas controls during the third quarter of 1998 increased slightly compared to sales during the third quarter of 1997.

GROSS PROFIT

   Gross profit margin for the third quarter of 1998 was 37.0% compared to 37.2% during the third quarter of 1997. Gross profit margin in the communications components group declined slightly compared to gross profit margin in the third quarter of 1997, primarily as a result of reduced sales volume at Lasertron. During the third quarter of 1998, Gilbert and OFCG gross profit margins improved versus gross profit margins in the comparable prior-year period. The communications components group gross profit margin for the third quarter of 1998 included a favorable impact of $0.8 million from the resolution of certain customer issues related to prior periods.

   Gross profit margin at the controls components group declined slightly compared to the gross profit margin in the third quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased slightly to $16.6 million during the third quarter of 1998 from $16.5 million of such expenses during the third quarter of 1997. Selling, general and administrative expenses declined to 20.3% of sales in the third quarter of 1998 compared to 21.4% in the third quarter of 1997.

INTEREST EXPENSE

   Interest expense decreased to $2.2 million during the third quarter of 1998 from $2.7 million during the third quarter of 1997. The decrease primarily resulted from a lower effective interest rate on outstanding borrowings in the third quarter of 1998 compared to the effective rate in the third quarter of 1997. The lower effective interest rate was due to the issuance in 1998 of the Notes, the proceeds of which were used to reduce higher-cost borrowings under the Company's revolving credit facility.

INTEREST INCOME

   Interest income for the third quarter of 1998 was $0.6 million compared to interest income of $0.1 million during the third quarter of 1997. The increase resulted primarily from a $0.4 million gain on the sale of securities that was reported as interest income during the third quarter of 1998.

INCOME TAXES

   The effective income tax rate for financial reporting purposes for the third quarter of 1998 was 38.0%. The tax rate for the third quarter of 1997 was 35.6%. The tax rate for the third quarter of 1997 reflected a favorable impact from the resolution of an outstanding tax matter.

EQUITY IN NET INCOME OF AFFILIATED COMPANIES

   Equity in net income of affiliated companies was $0.39 million for the third quarter of 1998 compared to $0.02 million in the comparable prior-year period. This increase resulted primarily from an increase in net income of Wuhan Telecommunication Devices Co. ("WTD"), the Company's joint venture that manufactures fiber-optic components in China. The increase in net income at WTD resulted from a significant increase in sales.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

   Minority interest in net income of subsidiaries during the third quarter of 1998 decreased to $0.2 million from $0.3 million in the third quarter of 1997. During the third quarter of 1998, minority stockholders owned 3.75% of Gilbert compared to 7.5% during the third quarter of 1997.

NINE MONTHS RESULTS OF OPERATIONS

SUMMARY

   Net sales increased 8% to $249.5 million in the first nine months of 1998 from $230.3 million in the first nine months of 1997, mainly as a result of increased sales in the communications components group. Net income increased to $21.8 million in the first nine months of 1998 from $15.2 million in the first nine months of 1997, primarily due to increased operating income in the communications components group.

SALES

   The Company's communications components sales increased 14% in the first nine months of 1998 compared to sales in the same period in 1997. This growth was the result of significant sales increases at OFCG and Gilbert. During the first nine months of 1998, sales at Lasertron declined slightly compared to the sales in the comparable prior-year period.

   Sales at the controls components group during the first nine months of 1998 decreased 4% compared to sales in the first nine months of 1997. This was the net result of a moderate increase in sales of gas controls offset by a reduction in sales of components used in a government postal sorting system.

GROSS PROFIT

   Gross profit margin for the first nine months of 1998 was 37.6% compared to 36.7% during the first nine months of 1997. In the communications components group, gross margin improvements during the first nine months of 1998 at Gilbert and OFCG more than offset a slight decline in gross profit margin at Lasertron. Gross profit margin also improved slightly in the controls components group during the first nine months of 1998 compared to gross profit margin in the first nine months of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses increased to $53.3 million during the first nine months of 1998 compared to $51.1 million of such expenses during the first nine months of 1997. Selling, general and administrative expenses decreased to 21.4% of sales for the first nine months of 1998 compared to 22.2% during the first nine months of 1997.

   During the first nine months of 1998, the Company received $0.5 million of royalty income related to 1997 activities. The Company reports royalty income as an offset to selling, general and administrative expenses. No royalty income was reported during the first nine months of 1997.

INTEREST EXPENSE

   Interest expense decreased to $7.1 million during the first nine months of 1998 from $8.0 million during the first nine months of 1997. The decrease resulted primarily from a lower effective interest rate on outstanding borrowings in the first nine months of 1998 compared to the effective rate on borrowings during the comparable prior-year period. The lower effective interest rate was due to the issuance in 1998 of the Notes, the proceeds of which were used to reduce higher-cost borrowings under the Company's revolving credit facility.

INCOME TAXES

   The effective income tax rate for financial reporting purposes for the first nine months of 1998 was 38.0%. The tax rate for the comparable prior-year period was 37.5%.

EQUITY IN NET INCOME OF AFFILIATED COMPANIES

   Equity in net income of affiliated companies was $1.82 million for the first nine months of 1998 compared to $0.06 million in the comparable prior-year period. This was the result of increased net income from higher sales at WTD, and from a gain during the first quarter of 1998 from the Company's sale to its joint-venture partner of the Company's interest in a joint venture that manufactured quartz crystal blanks in Venezuela.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

   Minority interest in net income of subsidiaries during the first nine months of 1998 decreased to $0.6 million from $0.8 million in the first nine months of 1997. Minority shareholders owned 3.75% of Gilbert during the first nine months of 1998 compared to 7.5% during the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operations for the first nine months of 1998 was $30.9 million compared to $28.6 million for the first nine months of 1997. This increase resulted in large part from higher net income during 1998.

   Capital expenditures for the first nine months of 1998 were $12.1 million compared to $11.1 million of such expenditures in the first nine months of 1997. Capital expenditures during the first nine months of 1998 were mainly for equipment for capacity expansion and new products.

   The Company was authorized in December of 1996 to purchase up to $50 million of shares of its stock on the open market. In October 1998, this program was amended to allow stock repurchases not to exceed $75 million in aggregate. During the third quarter of 1998, the Company paid $13.8 million to repurchase 515,800 shares of its stock. To date, the Company has spent a total of $35.1 million to repurchase 1,602,200 shares of stock under its repurchase program.

   The Company believes that its existing cash balance, the funds generated by its operations, and its revolving credit facility will be sufficient to fund the Company's ongoing operations for the foreseeable future.

YEAR 2000 COMPLIANCE

BACKGROUND

   "Year 2000" issues may arise because many existing computer programs use only the last two of the four digits that identify a year. Therefore, certain computer programs may not properly recognize a year that begins with "20" and these programs may not function correctly once dates beginning with "20" start being used.

   The Company is aware of the Year 2000 issue and the potential associated business and financial risks to which the Company is exposed. The Company completed an initial internal assessment of the Year 2000 impact on each of its operating facilities during 1997. As a result of this internal assessment, the Company initiated corrective actions at several of its operating facilities. During the second quarter of 1998, qualified external consultants performed a more detailed assessment of the impact of the Year 2000 on the Company's major operating facilities. This assessment included a review of existing corrective action plans and recommendations for additional corrective actions. The cost of this external assessment was approximately $0.1 million.

   Based on the foregoing assessments, the Company believes that Year 2000 issues at its operating facilities should not have a material impact on its financial or operating performance. However, pending completion of all necessary corrective actions, it is not possible for the Company to determine the extent of any difficulty it might experience at its operating facilities as a result of Year 2000 issues. Such problems, or similar problems at the Company's customers or suppliers, could temporarily affect the Company's performance adversely.

CORRECTIVE ACTION STATUS

PERSONAL COMPUTERS AND LOCAL AREA NETWORKS:

   Each of the Company's sixteen domestic and foreign operating facilities uses personal computers and networking hardware and software. The external assessment completed during the second quarter of 1998 identified required upgrades and provided information on the steps necessary to upgrade hardware and software. Each operating facility is upgrading its hardware and software, where necessary, to ensure personal computers and local area networks are Year 2000 compliant. Many of the required upgrades would have been made to keep pace with technological improvements even were they not required for Year 2000 compliance, and had been provided for in each operating facility's annual budget for capital expenditures and selling, general and administrative expenses. All required upgrades are expected to be completed by the second quarter of 1999. The total cost for these upgrades is estimated to be approximately $0.5 million to $1.0 million. This figure includes amounts for capital equipment and amounts to be charged to selling, general and administrative expenses.

BUSINESS SYSTEMS:

   The term "Business Systems" includes the systems used in materials requirements planning, manufacturing and materials control, general ledger and other financial systems, order entry and customer activity tracking.

   There is a wide variety of hardware and software used in the Company's Business Systems; some of the Company's operating facilities have Business Systems that have been developed, in part, "in-house." The systems have been evaluated at each of the operating facilities and categorized as follows:

   1)   Already Year 2000 compliant; no action required;
   2) Software and/or hardware upgrade required; make necessary changes to existing systems; or
   3) Software and/or hardware upgrade required; replace existing system with upgraded Year 2000 compliant system.

   For existing systems that are to be revised to be brought into compliance, Year 2000 program plans are in place and the majority of the work has been completed. All remaining work is expected to be completed by the second quarter of 1999. There is no significant incremental cost to these efforts because the majority of the work is being performed by internal management information systems personnel. These expenses are reported as selling, general and administrative expenses as incurred.
At operating facilities where an existing system is being replaced with a new system, program plans have been or will be established to ensure the new systems are operational by the second quarter of 1999. These upgrades are necessary investments for the operating facilities to keep pace with technology and to enhance operational performance, in addition to being required to ensure Year 2000 compliance.

   The Company has focused the required resources on this area and anticipates that all systems will be compliant by mid-1999. Approximately $2.5 million in capital investment has been made to date for these systems improvements. The Company has planned an additional $2.0 million to $2.5 in capital expenditures for upgrades still to be completed.

CORPORATE-WIDE SYSTEMS:

   The Company's corporate-wide electronic mail system and the corporate financial reporting system will be upgraded by the end of the first quarter of 1999. These systems are being upgraded to improve operational performance. The upgraded systems will be Year 2000 compliant. The cost for these upgrades is approximately $1.0 million, including capitalized amounts and selling, general and administrative expenses.

OTHER:

   The Company has also identified certain corrective actions necessary to ensure other computer-dependent equipment is Year 2000 compliant. This equipment includes telephone systems and computer-controlled manufacturing equipment. The Company believes that only minor efforts are required in these areas to ensure Year 2000 compliance.

FUNDING FOR REQUIRED CORRECTIVE ACTIONS

   The Company believes it has budgeted sufficient funds to ensure all required corrective actions are completed in time to avoid Year 2000 problems. The Company does not believe that costs required to address its Year 2000 issues at its operating facilities will have a material financial impact.

YEAR 2000 COMPLIANCE OF SUPPLIERS AND CUSTOMERS

   The Company has begun to survey selected suppliers, customers and service providers that are material to the Company's business to ensure they are Year 2000 compliant, and will complete this process by mid-1999. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that certain suppliers indicate that they will not be Year 2000 compliant, and this non-compliance is expected to result in failure to meet the Company's requirements, the Company will seek alternative suppliers. However, such failures could temporarily affect the Company's operations.

PRODUCTS

   The products produced by the Company do not include date references that could be affected by the Year 2000 issue, therefore the Company does not believe there is a material risk of additional warranty claims related to the Year 2000 issue.

RISKS

   If certain of the Company's systems fail to be brought into Year 2000 compliance, the most likely worst-case scenario would be a temporary disruption of operations during the implementation of alternative manual systems. The Company believes the impact of such a temporary disruption would not be material.

CONTINGENCY PLANS

   The Company has not yet developed formal contingency plans to address the possibility that its planned corrective actions may not achieve Year 2000 compliance. The Company will consider the need for such contingency plans as it continues to assess the Year 2000 risk and monitors the progress of its corrective action plans.

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

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The requirements of this statement are to be adopted by the Company in the first quarter of 2000. The Company is assessing the impact of SFAS No. 133 on its financial position and results of operations.

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

The Company has completed an assessment of the impact of the Year 2000 on computers and software at its operating units. This assessment included a review of the Company's year 2000 readiness by qualified independent consultants. The Company has identified a number of potential problems and corrective actions required. Some of these actions have already been, and others remain to be, completed. The Company believes that Year 2000 issues at its facilities should not have a material impact on its financial or operating performance. However, pending completion of all necessary corrective actions, it is not possible for the Company to determine the extent of any difficulty it might experience at its facilities as a result of Year 2000 issues. Such problems, or similar problems at the Company's customers or suppliers, could temporarily affect the Company's performance adversely. See "Year 2000 Compliance" above.

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

ITEM 2.  CHANGES IN SECURITIES

   On July 29, 1998 and August 3, 1998, the Company issued from its Supplemental Retirement Income Plan (the "SRIP") 2,856 and 425 shares of its common stock, respectively, to two departing employees. These shares represented vested matching contributions made by the Company to the former employees' SRIP accounts. These transactions were effected pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended and the rules and regulations thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   Not applicable

ITEM 5.  OTHER INFORMATION

   Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibit Index
         (10.1) Fourth Amendment dated as of October 2, 1998 to the Credit Agreement dated as of November 1, 1996 (the "Credit Agreement") among Oak Industries Inc., the lenders from time to time party thereto and The Chase Manhattan Bank as administrative agent and issuing bank, filed herewith.

         (10.2) Fifth Amendment dated as of October 28, 1998 to the Credit Agreement, filed herewith.

         (27) Financial Data Schedule (Submitted only to the Securities and Exchange Commission in electronic format for its information only).

   (b)   Reports on Form 8-K:

         No reports on Form 8-K were filed during the third quarter ended September 30, 1998.

                      OAK INDUSTRIES INC.

                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OAK INDUSTRIES INC.


Date:  November 12, 1998                  /s/ Coleman S. Hicks
                                              Coleman S. Hicks
                                              Senior Vice President and
                                              Chief Financial Officer