Form 10-K
period 1998-12-31
OAK INDUSTRIES INC
filed 1999-03-19
CIK 73568

===========================================================================
                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                              ------------------
                                  FORM 10-K
                              ------------------

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1998

                         COMMISSION FILE NO. 1-4474
                             ------------------
                             OAK INDUSTRIES INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                             36-1569000
      (State or other jurisdiction                  (IRS Employer
    of incorporation or organization)           Identification Number)

          1000 WINTER STREET
        WALTHAM, MASSACHUSETTS                          02451
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

     The aggregate market value of Registrant's Common Stock held by persons who are not affiliates of Registrant was $558,138,514 on March 17, 1999.

     The Registrant had 17,753,909 shares of Common Stock, $0.01 par value, issued and outstanding on March 17, 1999.

                      Documents Incorporated by Reference


       Proxy Statement to be filed no later
       than March 31, 1999                    Part III, Items 10-13

===========================================================================

                             PART I

ITEM 1.  BUSINESS

                 (A) GENERAL DEVELOPMENT OF BUSINESS

   Oak Industries Inc. ("Oak" or the "Registrant") was incorporated under the laws of the State of Delaware in 1960. The predecessor of Oak was incorporated in 1932 under the laws of the State of Illinois. Oak adopted its present corporate name in 1972. Oak's executive offices are located at 1000 Winter Street, Waltham, Massachusetts 02451, and its telephone number is (781) 890-0400. References herein to the "Company" refer to Oak and its consolidated subsidiaries.

   The Company has four operating segments: the manufacture of coaxial connector products used primarily in the CATV industry (the "Cable Broadband Products Segment"); the manufacture of quartz-based crystals and oscillators for wireless base stations and telecommunications applications (the "Frequency Control Products Segment"); the manufacture of fiber-optic components used primarily in wired telephony networks (the "Fiber-Optic Products Segment"); and the manufacture of components for gas ranges and switches and encoders used in a variety of applications (the "Controls Products Segment").

   On October 30, 1998 the Company purchased 100% of the outstanding capital stock of Tele Quarz GmbH ("Tele Quarz"). Tele Quarz, located in Neckarbischofsheim, Germany, is a manufacturer of frequency control products. The total purchase price for the capital stock and certain real estate, including debt assumed and transaction costs, was approximately $63.5 million. (See Note 3 "Acquisitions" of the Notes to Consolidated Financial Statements).

   On October 30, 1998, the Company purchased the remaining 3.75% of Gilbert Engineering Co., Inc. ("Gilbert") owned by current and former members of Gilbert management for a purchase price of approximately $11.4 million. The Company has owned 100% of Gilbert since October 30, 1998.

      (B) FINANCIAL INFORMATION ABOUT REPORTABLE SEGMENTS

   For information regarding sales, income, assets and capital expenditures of the Company's reportable segments, see Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.

            (C) NARRATIVE DESCRIPTION OF BUSINESS

Overview

   The Company is a leading manufacturer of highly-engineered components that it designs and sells to manufacturers and service providers in communications and other selected industries. The Company's communications products consist primarily of connectors for the CATV industry ("Cable Broadband Products"), frequency control devices used in wireless base stations and telecommunications applications ("Frequency Control Products"), and dense wavelength division multiplexing ("DWDM") fiber-optic components for the wired telephony infrastructure ("Fiber-Optic Products"). The Company's controls products include components for gas ranges, and switches and encoders, which are used in a wide range of applications (collectively, "Controls Products").

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

   Develop New Products and Increase Market Share. The Company plans to continue to increase sales by developing additional products that can be sold to existing customers and by expanding its customer base. For example, the Fiber-Optic Products Segment has introduced higher-power versions of its pump lasers designed for new DWDM applications. In addition, the Frequency Control Products Segment has introduced a voltage controlled oscillator product line, expanding its customer base to include manufacturers of switching and transmission equipment in addition to its traditional customer base of manufacturers of wireless base stations and military and satellite equipment. The Cable Broadband Products Segment recently began supplying new premium drop connectors used on smaller-diameter coaxial cables at a subscriber's house. The Controls Products Segment recently introduced a new sealed system for gas ranges and a modulating thermostat to broaden its product offerings.

   Expand International Presence. The Company intends to continue to increase its international presence. In October of 1998, the Company purchased Tele Quarz, a leading manufacturer of frequency control devices located in Germany. The Company currently has foreign manufacturing facilities in Canada, China, Denmark, France, Germany and Mexico, and also participates in a manufacturing joint venture in China. Sales made by the Company to customers located outside the United States accounted for approximately 31% of the Company's sales for the year ended December 31, 1998.

   Reduce Manufacturing Costs. The Company aggressively pursues a strategy of improving its manufacturing efficiencies to reduce the cost and increase the quality of its products. The Company engineers its products for volume manufacturing and continues to evaluate and redesign its products in order to reduce manufacturing costs. The Company has also invested significantly in the automation of its manufacturing facilities. The Company intends to continue to invest in enhancing its manufacturing capabilities with the objective of meeting the quality and price/performance targets of customers while maintaining strong operating margins. For example, in 1998 the Company opened a facility in Tennessee closer to a number of its key Controls Products Segment customers. As a result, it has been able to provide completed subassemblies to meet these customers' daily production schedules in an efficient and cost-effective manner.

   Grow Through Strategic Acquisitions. The Company's sales have increased in part through acquisitions, including Gilbert in 1992, Cabel-Con A/S in 1994, Lasertron, Inc. in 1995, Piezo Crystal Company ("Piezo") in 1997 and Tele Quarz in 1998. The Company also has divested non-strategic businesses in order to make more effective use of available capital. The Company plans to continue pursuing strategic acquisitions that complement its existing businesses. The Company believes that the benefits of such acquisitions include expanding the product lines of the Company and increasing its customer base.

Cable Broadband Products Segment

   The Cable Broadband Products Segment is a leading worldwide manufacturer of coaxial connectors for the CATV industry. The Company manufactures connectors for the trunk and feeder portion of the broadband distribution network. These connectors are used whenever a coaxial cable is cut or spliced, such as at connection points for amplifiers, power supplies, and other active and passive devices. The Company also manufactures drop connectors that connect the subscriber's television to the cable network. Many of the Company's customers have different specifications for their connectors. The Company offers over 1,700 different types of connectors. Connectors are complex components; for example, trunk and feeder connectors may have as many as 20 parts, many of which are individually machined prior to assembly of the connector.

   A cable system consists of three principal segments. The first is the headend, where the cable system operator receives television signals via satellite, terrestrial, microwave and other sources. The headend organizes, processes and retransmits those signals through the second segment, the distribution network, to the subscriber. The distribution network typically consists of coaxial and fiber-optic cables and associated equipment that takes the signals from the headend and then transmits them throughout the cable system. The third segment is the subscriber drop, which extends from the distribution network to the subscriber's home, and connects either directly to the subscriber's television set or to a converter box. Connectors are used throughout the system where coaxial cable connects to electronic equipment such as amplifiers and at various distribution and termination points.

   Cable operators continue to upgrade the technological capabilities of their systems in order to provide subscribers with improved signal quality and increased channel capacity that allows a broader range of digital services, Internet access through cable modems, and telephony. Cable networks are also being upgraded in response to competitive multichannel services such as direct broadcast satellite and wireless cable. Industry data indicate that a large portion of domestic cable systems have not yet been upgraded to the quality required by CATV operators for the delivery of digital services and to provide for a return path for two-way services such as Internet access and telephony. The Company also anticipates continued growth in the cable industry internationally, where cable penetration rates typically are still low, although international sales were affected during the last year by financial constraints in certain markets. The Company believes that opportunities for increased revenues for its Cable Broadband Products will arise in connection with the anticipated upgrading of domestic cable systems and expansion of the cable industry internationally, and from recently developed new products.

   The Cable Broadband Products Segment regularly introduces new products to expand its presence in existing markets. It has expanded its line of drop connectors and has redesigned its two-piece trunk and feeder connector product line. In addition to CATV connectors, the Company manufactures a line of microwave connectors that are used primarily in high reliability applications in satellites and telecommunications systems, and also produces a line of connectors used to connect tower-based antennas to wireless base stations.

   The Cable Broadband Products Segment sells directly to major multiple system operators and leading distributors of CATV components. The Cable Broadband Products Segment manufactures products in Glendale and Phoenix, Arizona; Vordingborg, Denmark; and Amboise, France.

   The market for Cable Broadband Products is highly competitive with respect to price, quality and delivery; however, the Company believes it competes favorably with respect to each of these factors. Cable Broadband Products are engineered to meet stringent customer reliability requirements. Certain parties are attempting to develop technologies that could compete with those currently employed by the customers for Cable Broadband Products. If successful, these developments could have a negative impact on the business of the Cable Broadband Products Segment.

   The primary raw materials used in the manufacture of Cable Broadband Products are aluminum and brass. The Company currently receives its aluminum requirements from two different manufacturing facilities of a single supplier. Although the Company believes several alternative sources of supply of aluminum are available, a sudden disruption of its supply from this vendor could have a temporary adverse effect on the manufacture and sale of Cable Broadband Products. The Company is not dependent on any single supplier for its other significant raw material requirements for Cable Broadband Products. The Company believes it will be able to obtain the raw materials necessary to manufacture its Cable Broadband Products.

   The Cable Broadband Products Segment has several major customers. The loss of, or reduced demand for products from, any major customer of this segment could have a material adverse effect on the segment.

   The Company owns a number of patents with respect to its Cable Broadband Products but the Company does not consider any one patent or group of patents material to the conduct of the Cable Broadband Products Segment's business.

Frequency Control Products Segment

   The Frequency Control Products Segment is a leading supplier of quartz-based crystals and oscillators for use in wireless, wired telephony, military, satellite, and other communications applications as well as for automotive applications. Crystals and oscillators are highly-engineered components that provide critical timing or frequency references for wireless communications networks, wired telephony systems, satellite communications and other electronic applications requiring a high degree of signal precision. The Frequency Control Products Segment also manufactures glass-to-metal hermetically sealed packages used primarily in the frequency control industry.

   The Frequency Control Products Segment includes divisions that manufacture oscillators, quartz crystals that are the key components in oscillators, and bases for crystals and oscillators.

   There are four primary classes of crystal oscillators: (i) uncompensated crystal oscillators or "XOs", (ii) temperature compensated crystal oscillators or "TCXOs", (iii) voltage controlled crystal oscillators ("VCXOs"), and (iv) oven controlled crystal oscillators ("OCXOs"). The type used depends on the performance characteristics required and the environment to which the oscillator will be exposed. The Company has designed products that can be used with all major analog and digital technologies used by cellular telephone and Personal Communications Systems, or "PCS" service providers, including Code Division Multiple Access, or "CDMA," Time Division Multiple Access, or "TDMA," and Global Systems for Mobile Communications, or "GSM."

   The Company's development efforts are focused on addressing market demands for Frequency Control Products with higher stability, smaller size and lower power consumption. It has also invested in highly automated production and test systems to increase capacity. Growth in the Frequency Controls Products Segment's sales has been driven primarily by the growth of wireless infrastructure spending. The Company expects continued growth in wireless infrastructure spending in the United States and internationally to support the substantial increase in the number of wireless subscribers. In emerging markets abroad, wireless is viewed as a viable substitute for wired telephony.

   The Company sells its Frequency Control Products using a direct sales force and manufacturers' representatives. The Company supplies oscillators and crystals to leading manufacturers of wireless base stations and telecommunications equipment, as well as manufacturers of test, instrumentation and other equipment and automotive systems. The Company also sells to a large number of smaller communications companies. The market for frequency control devices is highly competitive in terms of price, quality and delivery. The Company believes it competes favorably with respect to each of these factors.

   The Frequency Control Products Segment's manufacturing facilities are located in Mt. Holly Springs, Carlisle, and Mercersburg, Pennsylvania; Kansas City, Kansas; Whitby, Ontario, Canada; Shanghai, China; and Neckarbischofsheim, Germany.

   There are many domestic and foreign suppliers of frequency control devices. In order to compete effectively in this market, the Company places a strong emphasis on high quality. A large percentage of the Company's Frequency Control Products are manufactured to exacting customer specifications, and the Company relies to a great extent on its engineering staff to design and provide post-production support to meet customer needs.

   The Company believes the raw materials required for the production of its Frequency Control Products are readily available. There are multiple suppliers of such raw materials, and the Company utilizes many suppliers.

   The Frequency Control Products Segment has several major customers. The loss of, or reduced demand for products from, any major customer of this segment could have a material adverse effect on the segment.

   The Company owns a number of patents with respect to its Frequency Control Products but the Company does not consider any one patent or group of patents material to the conduct of the Frequency Control Products Segment's business.

Fiber-Optic Products Segment

   The Fiber-Optic Products Segment designs, manufactures and sells active DWDM fiber-optic components used in long distance and metropolitan wired telephony networks and semiconductor lasers for telecommunications applications.

   The Company's Fiber-Optic Products include pump lasers that are critical components of optical amplifiers and increase the power of light signals. Optical amplifiers are placed at intervals in the network or at the source of the light signal. The Company's pump lasers are deployed in the major domestic long distance networks and in rings connecting headends in the CATV market. The Company also designs and manufactures transmission components that are used to generate or detect optical signals carried on fiber-optic links. The Fiber-Optic Products Segment has developed a line of advanced transmission products, known as distributed feedback lasers ("DFBs"), for applications in long distance and other networks. These advanced transmission products generate fiber-optic signals at the rate of
2.5 gigabits per second. The Fiber-Optic Products Segment also manufactures standard transmission products for the local loop, such as laser sources and detectors, which operate at lower speeds.

   Telecommunication service providers are experiencing a significant increase in data traffic. Data transmissions now account for a substantial portion of traffic on many networks and the volume of data being transmitted is growing very rapidly. The increase in data traffic results primarily from the growing number of Internet users, home offices, and additional telephone lines, and the increased use of electronic mail and wireless calls that terminate on the wired network. The Company believes that service providers will continue to upgrade existing networks to increase capacity.

   The Company owns a 50% interest in Wuhan Telecommunication Devices Co. ("WTD") located in Wuhan, China. WTD is a manufacturer of fiber-optic, semiconductor laser components for the communications industry. A research division of the Chinese Ministry of Information Industry, Wuhan Optical Communication Technology Company, owns the other 50% interest of WTD.

   The Company's Fiber-Optic Products are sold both directly and through distributors to domestic and export customers, which are primarily manufacturers of fiber-optic communications and CATV communications equipment.

   The Fiber-Optic Products Segment's manufacturing facilities are located in Bedford, MA and Wuhan, China.

   Although the market for the Company's Fiber-Optic Products is highly competitive with respect to quality, price and delivery, the Company believes that the Fiber-Optic Products Segment competes favorably with respect to each of these factors. The Company believes that the Fiber-Optic Products Segment is very competitive in the area of high-power pump lasers, for which there is currently high demand. While several of the Company's customers have captive operations that make products for their own use and for sale to others that compete with those of the Company, these customers have historically relied on the Company to supply a portion of their product needs.

   The Company's Fiber-Optic Products incorporate semiconductor diode laser and detector "chips" that are coupled to an optical fiber and supplied as compact fiber-optic modules. One high volume chip is purchased from a sole supplier, although the Fiber-Optic Product Segment now also produces this chip internally. Internal production of this chip currently requires purchasing wafer raw material from a limited number of external suppliers, although the Fiber-Optic Product Segment is developing the capability to produce this raw material internally in addition to sourcing it externally. An inability to obtain these chips or wafers externally in sufficient quantities to meet projected needs could have a material adverse effect on the Fiber-Optic Products Segment's business.

   The Fiber-Optic Products Segment sells products to a concentrated group of customers. The loss of, or reduced demand for products from, any major customer of this segment could have a material adverse effect on the segment.

   The Fiber-Optic Products Segment licenses a number of patents from third parties and the Company considers several licenses to be material to the conduct of its business.

Controls Products Segment

   The Controls Products Segment is a leading supplier of components to the original equipment manufacturers of gas range appliances and also supplies components for outdoor gas grills. The Controls Products Segment also includes the manufacture of optical, rotary and appliance switches and encoders for applications in the test and measurement, communications, medical, military and other markets.

   The Controls Products Segment offers a broad line of components and replacement parts for gas ranges for sale to original equipment manufacturers. These components control the flow of gas to, and the ignition and temperature of, burners and ovens. The Controls Products Segment supplies components to the major domestic gas range manufacturers, as well as gas range manufacturers in Canada, Mexico, and Latin America. The Controls Products Segment also supplies service parts for gas ranges and sells gas grills for outdoor cooking.

   The Controls Product Segment also manufactures optical, rotary and appliance switches and encoders for applications in the appliance, test and measurement, communications, medical, military and other markets. These products include low-power open frame switches, enclosed and encoded rotary switches, as well as solenoids, lighted push-button switches and appliance switches. To keep pace with the transition of its customer base from traditional analog switch technology to digital controls, the Controls Product Segment has also developed sensors and controls that eliminate many of the mechanical aspects of rotary switches. These products translate an input, such as motion, into electronic output.

   The Company has made significant investments in engineering resources and computer-aided design capabilities to shorten its new product development cycle. New products include ignition systems, a sealed supply system, and subassemblies that range manufacturers incorporate directly into their ranges in their production lines. The Company plans to continue to develop new products for its existing customers.

   The Company recently opened a satellite manufacturing facility in Tennessee. This facility is located near several major customers of Controls Products and allows the Company to provide just-in-time delivery of components and subassemblies to these customers.

   The Company sells its Controls Products primarily through a direct sales force and through manufacturers' representatives. The Controls Products Segment has highly automated manufacturing facilities for gas range components in Princeton, Illinois, Ooltewah, Tennessee, and Juarez, Mexico. The Controls Products Segment's principal manufacturing operations for switch and encoder components take place in Juarez, Mexico.

   The Controls Products market is highly competitive in terms of price, quality and delivery. The Company believes it competes favorably with respect to each of these factors. The Controls Products Segment is a leading supplier to the domestic market for gas range components. Its domestic gas range components must conform to Underwriters' Laboratories and American Gas Association specifications. All such approvals for existing products have been obtained and the Controls Products Segment's quality assurance team maintains compliance with these specifications.

   The Controls Products Segment is not dependent upon any single supplier for raw materials.

   The Controls Products Segment has several major customers. The loss of, or reduced demand for products from, any major customer of this segment could have a material adverse effect on the segment.

   The Company owns a number of patents relating to its Controls Products but the Company does not consider any one patent or group of patents material to the conduct of the Controls Products Segment's business.

Employees

   At December 31, 1998, the Company had 3,875 employees, 2,046 of whom worked at locations in the United States and 1,829 at locations outside the United States. Of these employees, 187 are subject to collective bargaining agreements. The Company believes that its relationships with its employees are good.

           (D) FOREIGN AND DOMESTIC SALES AND LONG-LIVED ASSETS

   For information regarding foreign and domestic sales and long-lived assets, see Note 10 of the Notes to Consolidated Financial Statements, which is incorporated herein by reference.


                   EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table lists the name, age, position and offices of all executive officers of the Registrant. The term of office of all executive officers will expire upon the holding of the first meeting of the Board of Directors following the Registrant's 1999 Annual Meeting of Stockholders.


   Name                       Age                  Position
---------                   ------                -----------

William S. Antle III......    54      Chairman of the Board since May 1996.
                                      President and Chief Executive Officer
                                      since December 1989.  From 1980 to
                                      1989, Mr. Antle was at Bain and
                                      Company, Inc., an international
                                      strategy consulting firm, most
                                      recently as Executive Vice President.
                                      From 1973 to 1980, Mr. Antle was an
                                      executive at Cummins Engine Company,
                                      a manufacturer of diesel engines,
                                      where from 1976 to 1980, he served as
                                      General Manager of several
                                      manufacturing facilities in the
                                      United Kingdom.

Coleman S. Hicks.......       55      Senior Vice President and Chief
                                      Financial Officer since June 1997 and
                                      Senior Vice President, General
                                      Counsel and Secretary from September
                                      1995 until June 1997.  Mr. Hicks also
                                      served as President, Oak Frequency
                                      Control Group from September 1995
                                      until October 1997.  Prior to joining
                                      the Company, Mr. Hicks was a partner
                                      at Covington and Burling, a
                                      Washington, D.C. law firm that he
                                      joined in 1972.  From February 1979
                                      until 1981, Mr. Hicks served as
                                      General Counsel of the Department of
                                      the Navy.

Pamela F. Lenehan......       46      Senior Vice President, Corporate
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



                                                                     Floor Space
                                                                    (Approximate
       Location                                                      Square Feet)
      ----------                                                    -------------


CABLE BROADBAND PRODUCTS SEGMENT

Amboise, France {B,C}.........................................        35,000 (2 buildings)
Glendale, Arizona (leases expire 12/31/01, 12/31/02,
  and 8/31/10) {B,C}..........................................       205,700 (6 buildings)
Phoenix, Arizona (lease expires 8/31/06) {B,C}................        40,400
Vordingborg, Denmark {B,C}....................................        44,650

FREQUENCY CONTROL PRODUCTS SEGMENT

Carlisle, Pennsylvania {B,C}..................................        32,000
Kansas City, Kansas {B,C} (lease expires 9/30/02).............        19,000
Mercersburg, Pennsylvania {B,C}...............................        24,000
Mt. Holly Springs, Pennsylvania {B,C}.........................        79,000 (2 buildings)
Neckarbischofsheim, Germany {B,C}.............................        92,000 (2 buildings)
Shanghai, China (lease expires 6/30/07) {B,C}.................        13,600
Whitby, Ontario, Canada {B,C}.................................        25,000

FIBER-OPTIC PRODUCTS SEGMENT

Bedford, Massachusetts (lease expires 4/30/06) {B,C}..........        80,000 (2 buildings)

CONTROLS PRODUCTS SEGMENT

Aurora, Illinois (lease expires 11/30/01) {B}.................        18,000
Juarez, Mexico (lease expires 5/16/02) {B,C}..................        51,000
Ooltewah, Tennessee (lease expires 6/30/03) {C}...............        20,000
Princeton, Illinois {B,C}.....................................       235,000 (2 buildings)
Sugar Grove, Illinois (lease expires 12/14/01) {B}............        45,000
Zaragosa, Mexico (lease expires 6/30/02) {C}..................        97,000

CORPORATE

Waltham, Massachusetts (lease expires 7/31/00) {A,B}..........        15,000



   {A}   Corporate Headquarters.
   {B}   Office Space.
   {C}   Manufacturing Facilities.


ITEM 3.  LEGAL PROCEEDINGS

   Various pending or threatened legal proceedings by or against the Registrant or one or more of its subsidiaries involve alleged breaches of contract, torts and miscellaneous other causes of action. The Company does not consider any of such proceedings to be material to the Company's financial position, results of operations, or liquidity. (See Note 13 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

   The common stock of the Registrant is traded on the New York Stock Exchange ("NYSE") under the trading symbol "OAK". As of March 17, 1999, there were 4,401 stockholders of record of common stock of the Registrant.

   Information regarding the trading price of the Registrant's common stock as reported on the NYSE for each quarterly period during the last two fiscal years is set forth below. No dividends on the Registrant's common stock were paid during 1997 or 1998. (See description of dividend restrictions in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 "Indebtedness" of the Notes to Consolidated Financial Statements.)


                                       Price of Common Stock
                                 ------------------------------------
                                     1997                  1998
                                 -------------         -------------

                                 High      Low         High       Low
                                 ----      ---         ----       ---
First Quarter............      $22 7/8    $16 1/4    $35        $27
Second Quarter...........       29         18 1/8     37 7/16    29 11/16
Third Quarter............       32 1/4     25 3/4     41 1/4     26
Fourth Quarter...........       29 3/4     24 1/4     35         21 13/16


   On each of January 1, 1998 and 1999, the Registrant issued 3,500 shares of its common stock to non-employee members of its Board of Directors. These shares were issued to such directors in consideration for past services to the Registrant. On December 7, 1998, the Registrant issued 344 shares of its common stock to a departing employee from its Supplemental Retirement Income Plan (the "SRIP"). These shares represented vested matching contributions made by the Registrant to the former employee's SRIP account. All of the above referenced transactions were effected pursuant to exceptions from registration under Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations thereunder.


ITEM 6.  SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                        --------------------------------------------------------------------
                                            1994          1995           1996           1997          1998
                                        -----------   -----------    -----------    -----------   ----------
FINANCIAL RESULTS

Net sales..........................    $ 230,894     $ 255,364      $ 303,536      $ 314,388     $ 347,866
Purchased in-process research and
   development expense.............           --        80,872             --             --            --
Operating income (loss)............       44,113       (27,897)        46,987         47,232        51,133
Interest expense...................        5,906         6,273          5,767         10,973        10,146
Income (loss) from continuing
   operations before income taxes,
   minority interest and
   extraordinary charge............       41,840       (30,926)        62,012         36,685        44,730
Income (loss) from continuing
   operations......................       41,041       (52,983)        31,976         21,736        27,339
Net income (loss)..................       42,446       (52,124)        41,836         21,736        27,339
Earnings per share - basic
   Income (loss) from continuing
      operations...................         2.37         (3.02)          1.77           1.22          1.54
   Net income (loss)...............         2.46         (2.98)          2.32           1.22          1.54

Earnings per share - diluted
   Income (loss) from continuing
      operations...................         2.23         (3.02)          1.71           1.20          1.46
   Net income (loss)...............         2.31         (2.98)          2.24           1.20          1.46

Cash dividends per share...........           --            --             --             --            --

FINANCIAL POSITION

Working capital....................    $  67,544     $  73,168      $  79,019      $  84,818     $ 112,132
Plant and equipment, net...........       36,253        53,074         65,026         69,425        98,970
Total assets.......................      279,800       312,544        374,285        387,790       482,437
4 7/8% Convertible Subordinated
   Notes...........................           --            --             --             --       100,000
Long-term debt, net of current
   portion.........................       34,403        91,570        138,161        151,465       119,555
Total stockholders' equity.........      167,150       119,213        171,723        182,154       200,975

GENERAL STATISTICS

Capital expenditures...............    $   6,723     $  16,942      $  23,205      $  14,697     $  16,834
Depreciation.......................    $   6,569     $   7,694      $  10,028      $  12,287     $  14,358
Amortization of intangible assets..    $   2,372     $   2,760      $   3,609      $   5,835     $   6,357
Weighted average shares
   outstanding (000s):
     Basic.........................       17,282        17,520         18,043         17,837        17,771
     Diluted.......................       18,371        17,520         18,684         18,108        20,597
Number of holders of record
   (at year-end)...................        8,346         7,144          6,312          5,717         4,511
Number of employees (at year-end)..        2,776         2,931          2,944          3,373         3,875
Salaries and wages.................    $  60,054     $  65,543      $  79,433      $  85,681     $ 101,294



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Certain unusual transactions affected the Company's results during 1996, 1997, and 1998. These unusual transactions are listed in the following table (dollars in millions):


                                                       1996              1997                1998
                                                      ------            ------              ------


   Income before interest, income taxes,
      minority interest and unusual
      transactions...........................       $  55.7           $  47.9             $  57.9
   Net interest..............................          (5.2)            (10.6)               (9.2)
   Income taxes..............................         (18.4)            (14.1)              (18.2)
   Minority interest.........................          (7.3)             (1.1)               (0.7)
                                                    -------           -------             -------
   Net income excluding unusual transactions.          24.8              22.1                29.8
                                                    -------           -------             -------

   Gain on sale of equity investments........          21.5                --                  --
   Reorganization and severance charges......          (3.8)               --                (0.7)
   Asset write-downs and other reserves......          (4.2)               --                (2.3)
   Purchase accounting adjustments...........          (0.9)             (0.6)               (1.0)
   Improperly capitalized expenses...........          (1.1)               --                  --
   Tax impact of unusual transactions above..          (4.4)              0.2                 1.5
   Net income from discontinued operations...           1.4                --                  --
   Extraordinary charge, early
      extinguishment of debt,
      net of tax.............................          (0.9)               --                  --
   Gain on sale of discontinued operation,
      net of tax.............................           9.4                --                  --
                                                    -------           -------             -------
   Subtotal of unusual transactions..........          17.0              (0.4)               (2.5)
                                                    -------           -------             -------

   Net income (loss) as reported.............       $  41.8           $  21.7             $  27.3
                                                    =======           =======             =======




Description of certain unusual transactions

1998

   Results include unusual charges of $2.5 million related to the reorganization of certain operations within the Frequency Control Products Segment and $0.5 million related to the planned discontinuation of certain product lines within the Controls Products Segment. These unusual charges included severance of $0.5 million and other reorganization charges of $0.2 million reported as selling, general and administrative expenses, and amounts charged to cost of goods sold for inventory write-downs of $1.4 million, and plant and equipment write-downs of $0.9 million.

   Results also include a $1.0 million charge to cost of goods sold related to the purchase accounting for inventory at Tele Quarz.

1997

   Results include a $0.6 million charge to cost of goods sold related to the purchase accounting for inventory at Piezo.

1996

   Unusual transactions include a gain of $21.5 million from the sale of equity investments, reorganization and severance charges of $3.8 million, a $4.2 million charge associated with the write-down of certain assets and a reserve for potential legal and environmental matters, a $0.9 million charge to cost of goods sold related to purchase accounting for inventory, an extraordinary charge of $0.9 million net of tax related to the early extinguishment of debt, and a gain of $9.4 million net of tax on the sale of a subsidiary.

   In early 1997, the Company discovered that the controller of one of its divisions capitalized certain costs that should have been expensed during 1995 and 1996 in the periods incurred. Because the 1995 errors were not material to the 1995 results ($1.1 million before tax, $0.7 million after tax), the 1995 financial statements were not restated and the correction of improperly capitalized expenses of $1.1 million was reported as an unusual item in 1996.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

   Net Sales. The Company's net sales for 1998 were $347.9 million, an increase of 11% over 1997. The increase in net sales resulted mainly from growth in sales in the Cable Broadband Products Segment and Frequency Control Products Segment. Sales by the Frequency Control Products Segment for 1998 increased 33% over 1997 levels as the result of strong demand from customers in the wireless communications infrastructure industry and as the result of the addition of sales by Tele Quarz and Piezo. The Cable Broadband Products Segment's sales for 1998 increased by 16% over 1997 sales levels as a result of strong demand from domestic CATV customers and as a result of the successful introduction of several new products. These increased sales by the Cable Broadband Products Segment to domestic customers offset a decline in sales to international customers during 1998. Sales by the Fiber-Optic Products Segment for 1998 declined slightly from sales in 1997. The Fiber-Optic Products Segment's sales results for 1997 included significant sales to one European customer for a program that was not active in 1998. There was a significant increase in sales to customers other than this one European customer during 1998. The Controls Products Segment's sales increased slightly from 1997 to 1998. Within this segment, sales of gas range components increased as the result of market share gains and the introduction of several new products and switch and encoder sales declined as the result of a reduction in sales of a product used in a United States government postal sorting system.

   Gross Profit. The Company's gross profit margin, excluding unusual transactions, decreased to 37.0% in 1998 compared to 37.2% in 1997. Gross profit margin increased slightly in 1998 compared to 1997 in the Cable Broadband Products and Controls Products Segments, while gross profit margins decreased somewhat in 1998 compared to 1997 in the Frequency Control Products and Fiber-Optic Products Segments. In general, prices of the Company's products declined during the year, while material costs remained relatively stable, wages increased moderately, and productivity improved.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses, before unusual transactions, increased $4.4 million, or 6%, in 1998 over those expenses in the prior year. The increase was primarily the result of increased expenses in the Frequency Control Products Segment due to the full-year impact of the Piezo acquisition and the acquisition of Tele Quarz during the fourth quarter of 1998. Research and development and selling expenses increased in 1998 compared to the level of those expenses in 1997. Amortization expense relating to intangible assets increased to $6.4 million in 1998, versus $5.8 million in 1997. This increase was mainly the result of increased goodwill amortization related to the Piezo and Tele Quarz acquisitions. Royalty income (reported as an offset against selling, general and administrative expenses) was $0.6 million during 1998. The Company reported royalty income of $1.0 million during 1997.

   Interest Expense. Interest expense decreased from $11.0 million in 1997 to $10.1 million in 1998. The decrease resulted primarily because the interest rate on the 4 7/8% Convertible Subordinated Notes (the "Notes") that were issued by Oak in February 1998 is significantly lower than the interest rate on the Company's revolving credit facility balances.

   Interest Income. Interest income increased from $0.4 million in 1997 to $1.0 million in 1998 primarily as a result of a $0.4 million gain on the sale of securities.

   Equity in Net Income of Affiliated Companies. The Company reported equity in net income of affiliated companies of $0.03 million in 1997 and $2.0 million during 1998. The increase is primarily the result of increased income at WTD due to increased sales. The Company also reported a gain of $0.3 million as the result of resolving outstanding issues with its WTD joint-venture partner that had been reserved for during 1996. During 1998, the Company also recorded a gain of $0.8 million from the sale to its partner of the Company's 50% interest in a joint venture that manufactured quartz crystal blanks in Venezuela.

   Income Taxes. The effective income tax rate excluding unusual transactions decreased from 37.8% in 1997 to 37.4% in 1998. The effective tax rate for 1998 included a benefit of $0.3 million resulting from the favorable resolution of a state income tax matter.

   Minority Interest in Net Income of Subsidiaries. Minority interest expense decreased to $0.7 million in 1998 from $1.1 million in 1997. The decrease resulted from purchases of additional equity interests in Gilbert in October 1997 and October 1998.

   Net Income. Net income excluding unusual transactions was $29.8 million in 1998 compared to $22.1 million in 1997. The increase was the net result of the factors described above.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

   Net Sales. The Company's net sales for 1997 were $314.4 million, an increase of 4% over sales in 1996. During 1997, sales by the Fiber-Optic and Frequency Control Products Segments grew 37% and 28%, respectively, and more than offset a decline in sales by the Cable Broadband Products Segment. Demand for Fiber-Optic Products and Frequency Control Products was driven by increased infrastructure investments for long distance fiber-optic networks and for cellular and personal communications systems. Sales by the Frequency Control Products Segment in 1997 include sales by Piezo, which was acquired at the end of the third quarter of 1997. In October 1996, the Company's then-largest customer of Cable Broadband Products announced a moratorium on purchases. This CATV customer purchased significantly less from the Company in 1997 than it did in 1996. Sales volume by the Cable Broadband Products Segment declined from 1996 to 1997 as a result of lower sales to this customer, as well as lower sales to customers in certain international markets. Sales by the Cable Broadband Products Segment to other CATV customers and sales to microwave products customers increased significantly from 1996 to 1997. The Controls Products Segment's sales increased 5% in 1997, principally as the result of growth of sales of gas range components.

   Gross Profit. The Company's gross profit margin excluding unusual transactions decreased to 37.2% in 1997 from 39.1% in 1996 primarily as a result of the adverse impact of lower production volumes in the Cable Broadband Products Segment and increased sales of lower margin Controls Products. These gross margin reductions were partially offset by significant margin improvements in the Fiber-Optic Products and Frequency Control Products Segments. In general, prices of the Company's products declined during the year, while material costs remained relatively stable, wages increased moderately, and productivity improved.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses excluding unusual transactions increased $6.2 million, or 9.8%, in 1997 over those expenses in the prior year, including an increase in research and development and sales and marketing expenses over 1996 levels. Amortization expense relating to intangible assets increased in 1997 to $5.8 million, versus $3.6 million in 1996. This increase was the result primarily of increased amortization expense related to the November 1996 and October 1997 purchases of additional equity interests in Gilbert. Royalty income (reported as an offset against selling, general and administrative expenses) was $1.0 million during 1997, and included $0.6 million for royalties related to 1996 that had previously been disputed by the licensee of certain technology. The Company reported no royalty income for 1996.

   Interest Expense. Interest expense increased from $5.8 million in 1996 to $11.0 million in 1997. The increase reflected the Company's additional borrowings to finance the purchase of additional equity interests in Gilbert, the repurchase of shares of the Company's common stock under the Company's stock repurchase program, and the acquisition of Piezo.

   Interest Income. Interest income decreased from $0.5 million in 1996 to $0.4 million in 1997 as a result of lower average cash balances.

   Equity in Net Income (Loss) of Affiliated Companies. The Company reported equity in net income (loss) of affiliated companies excluding unusual transactions of a loss of $0.01 million in 1996 and income of $0.03 million during 1997.

   Income Taxes. The effective income tax rate excluding unusual transactions increased from 36.4% in 1996 to 37.8% in 1997 primarily because non-tax deductible amortization expense increased as a result of the acquisition of additional equity interests in Gilbert in November 1996 and October 1997.

   Minority Interest in Net Income of Subsidiaries. Minority interest expense decreased to $1.1 million in 1997 from $7.3 million in 1996. The decrease resulted primarily from purchases of additional equity interests in Gilbert in November 1996 and October 1997.

   Net Income. Net income excluding unusual transactions was $22.1 million in 1997 compared to $24.8 million in 1996. The decrease was the net result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

   Cash flow from operations was $39.2 million for 1998, representing a decrease of $8.4 million from cash flow generated during 1997. During 1998, inventory and accounts receivable balances increased by $26.0 million and $12.9 million, respectively, compared to balances in 1997 in order to support increased sales volume and as a result of the acquisition of Tele Quarz. Capital expenditures during 1998 increased to $16.8 million versus $14.7 million during 1997. Capital expenditures during 1998 included investments to increase capacity, introduce new products and improve information systems.

   The Company has in place a $300 million unsecured revolving credit facility (the "Facility"). Borrowings under the Facility bear interest, at the option of the Company, either (i) at the prime rate (or, if higher, at 0.5% above the federal funds rate) or (ii) at a spread ranging from 0.5% to 1.25% over the reserve-adjusted 1, 2, 3 or 6 month LIBOR. Certain of the Company's subsidiaries have guaranteed the obligations under the Facility. The Facility requires the Company to meet certain periodic financial tests and prohibits the Company from paying dividends to its stockholders. Borrowing capacity under the Facility will be reduced by $50.0 million on each of November 1, 1999 and November 1, 2000. The Facility expires on December 31, 2001. As of December 31, 1998, the Company had outstanding loans of $109 million under the Facility.

   On February 25, 1998, the Company issued the Notes. The Notes are convertible into common stock of the Company at a conversion price of $38.66 per share. Interest on the Notes is payable semi-annually in arrears on each March 1 and September 1, and the first interest payment was made on September 1, 1998. The net proceeds from the sale of the Notes were used to reduce borrowings under the Facility.

   In December 1996, the Company was authorized to expend up to $50.0 million to repurchase shares of its stock on the open market. In October 1998, this program was amended to allow stock repurchases not to exceed $75.0 million in the aggregate. As of December 31, 1998, the Company had spent $35.1 million to repurchase 1,602,200 shares of its common stock. The Company intends to finance future repurchases of its stock, if any, with cash generated by operations and borrowings under the Facility.

   In April 1998, the Company paid $1.0 million to the former shareholders of Piezo under the earnout provisions of the 1997 acquisition agreement for Piezo.

   On October 30, 1998 the Company purchased 100% of the outstanding capital stock of Tele Quarz. Tele Quarz, located in Neckarbischofsheim, Germany, is a manufacturer of frequency control products. The total purchase price for the capital stock and certain real estate, including debt assumed and transaction costs, was approximately $63.5 million. (See
Note 3 of the Notes to Consolidated Financial Statements).

   On October 30, 1998, the Company purchased the remaining 3.75% of Gilbert owned by current and former members of Gilbert management for a purchase price of approximately $11.4 million. The Company has owned 100% of Gilbert since October 30, 1998.

   The Company believes that funds generated by operations and from its existing cash balances and the Facility will be sufficient to fund the Company's ongoing operations for the foreseeable future.

IMPACT OF THE EURO CURRENCY

   On January 1, 1999, the members of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the "Euro". As a result, the Euro now trades on currency exchanges and may be used for business transactions utilizing electronic fund transfer. Conversion to the Euro has the effect of eliminating exchange rate risk between member countries, as exchange rates are now permanent. Beginning in January 2002, new Euro-denominated currency will be issued, and legacy currency will be removed from circulation during the first six months of that year. Oak's subsidiaries that are affected by the Euro conversion have modified business processes to accommodate Euro denominated transactions. Certain of the Company's operations expect to implement additional changes to improve the processing of Euro denominated transactions. The anticipated future increase in Euro denominated transactions is not expected to have a material impact on the Company's business or results of operations, and the Company believes that its currency risk in participating countries may be reduced as the legacy currencies are converted to the Euro.

YEAR 2000 COMPLIANCE

Background

   "Year 2000" issues may arise because many existing computer programs use only the last two of the four digits that identify a year. Therefore, certain computer programs may not properly recognize a year that begins with "20" and these programs may not function correctly once dates beginning with "20" start being used.

   The Company is aware of the Year 2000 issue and its potential associated business and financial risks. The Company completed an initial internal assessment of the Year 2000 impact on each of its operating facilities during 1997. As a result of this internal assessment, the Company initiated corrective actions at several of its operating facilities.
During the second quarter of 1998, qualified external consultants performed a more detailed assessment of the impact of the Year 2000 on the Company's major operating facilities. This assessment included a review of existing corrective action plans and recommendations for additional corrective actions. The cost of this external assessment was approximately $0.1 million.

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

Corrective Action Status

Personal Computers and Local Area Networks:

   Each of the Company's domestic and foreign operating facilities uses personal computers and networking hardware and software. The external assessment completed during the second quarter of 1998 identified required upgrades and provided information on the steps necessary to upgrade hardware and software. Each operating facility is upgrading its hardware and software, where necessary, to ensure personal computers and local area networks are Year 2000 compliant. Many of the required upgrades would have been made to keep pace with technological improvements even were they not required for Year 2000 compliance, and had been provided for in each operating facility's annual budget for capital expenditures and selling, general and administrative expenses. All required upgrades are expected to be completed by the third quarter of 1999. It is estimated that the total cost for these upgrades will approximate $0.5 million to $1.0 million.
This figure includes amounts for capital equipment and amounts to be charged to selling, general and administrative expenses.

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

   For existing systems that are to be revised to be brought into compliance, Year 2000 program plans are in place and the majority of the work has been completed. All remaining work is expected to be completed by the third quarter of 1999. There is no significant incremental cost to these efforts because the majority of the work is being performed by internal management information systems personnel. These expenses are reported as selling, general and administrative expenses as incurred.

   At operating facilities where an existing system is being replaced with a new system, program plans have been or will be established to ensure the new systems are operational by the third quarter of 1999. These upgrades are necessary investments for the operating facilities to keep pace with technology and to enhance operational performance, in addition to being required to ensure Year 2000 compliance.

   The Company has focused the required resources on this area and anticipates that all systems will be compliant by the third quarter of 1999. Approximately $3.0 million in capital investment has been made to date for these systems improvements. The Company has planned an additional $1.5 million to $2.5 million in capital expenditures for upgrades still to be completed.

Corporate-Wide Systems:

   The Company's corporate-wide electronic mail system and the corporate financial reporting system will be upgraded by the end of the second quarter of 1999. These systems are being upgraded to improve operational performance. The upgraded systems will be Year 2000 compliant. The total cost for these upgrades is approximately $1.2 million, including capitalized amounts and selling, general and administrative expenses.

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

Year 2000 Compliance of Suppliers and Customers

   The Company is presently surveying selected suppliers, customers and service providers that are material to the Company's business to ensure they are Year 2000 compliant, and will complete this process by mid-1999. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that certain suppliers indicate that they will not be Year 2000 compliant, and this non-compliance is expected to result in failure to meet the Company's requirements, the Company will seek alternative suppliers. However, such failures could temporarily affect the Company's operations.

Products

   The products produced by the Company do not include date references that could be affected by the Year 2000 issue, and therefore the Company does not believe there is a material risk of warranty claims related to the Year 2000 issue.

Risks

   If certain of the Company's systems fail to be brought into Year 2000 compliance, the most likely worst-case scenario would be a temporary disruption of operations during the implementation of alternative manual systems. The Company believes the impact of such a temporary disruption would not be material.

Contingency Plans

   Because of the rapidly changing Year 2000 situations at the Company and its suppliers, customers and service providers, the Company has not developed formal contingency plans to address the possibility that its planned corrective actions may not achieve Year 2000 compliance. The Company will consider the need for such contingency plans as it continues to assess the Year 2000 risk and monitors the progress of its corrective action plans.

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The requirements of this statement are to be adopted by the Company as of the first quarter of 2000. The Company is assessing the impact of SFAS No. 133 on its financial position and results of operations.

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

   The Company's operations are subject to a variety of laws, regulations and licensing requirements, including governmental regulations relating to the environment. In addition, various pending or threatened legal proceedings by or against Oak or one or more of its subsidiaries involve alleged breaches of contract, torts and miscellaneous other causes of action. The Company does not currently believe that its compliance with applicable regulations or any litigation against the Company will have a material adverse effect on the Company. However, there can be no assurance that future compliance efforts or litigation will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market risk sensitive instruments for speculative purposes.

FOREIGN EXCHANGE

   During 1998, less than 20% of the Company's business was transacted in currencies other than the U.S. dollar. From time to time, the Company enters into forward exchange contracts as a hedge against the foreign currency exchange risk on transactions denominated in foreign currencies. The Company has not entered into forward exchange contracts for speculative or trading purposes. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of December 31, 1998, the analysis demonstrated that such market movements would not have had a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from this analysis, however, based on changes in the timing and amount of foreign currency rate movements and the Company's actual exposures. The Company believes that its exposure to foreign currency exchange rate risk at December 31, 1998 was not material. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties."

INTEREST RATES

   As of December 31, 1998, the Company had outstanding borrowings that were subject to a floating interest rate. The Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations on a portion of these borrowings. These swap agreements provide for the exchange of floating rate for fixed interest payments periodically over the life of the agreements without any change to the underlying notional amounts. Information about the Company's investments and interest rate swap agreements is set forth in Note 2 and Note 5 of the Notes to Consolidated Financial Statements, which are incorporated by reference herein.

   The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the borrowings described above. As of December 31, 1998, the analysis demonstrated that such movement would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate movements and the Company's actual exposures. The Company believes that it has minimal exposure to interest rate risk. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            OAK INDUSTRIES INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page
                                                                 ------

REPORT OF INDEPENDENT ACCOUNTANTS............................     xx

Financial Statements --

   Consolidated Balance Sheet at December 31, 1997 and 1998..     xx

   Consolidated Statement of Operations for the years ended
     December 31, 1996, 1997 and 1998........................     xx

   Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 1996, 1997 and 1998............     xx

   Consolidated Statement of Cash Flows for the years
     ended December 31, 1996, 1997 and 1998..................     xx

   Notes to Consolidated Financial Statements................     xx

Schedule --

   II   --   Valuation and Qualifying Accounts...............     xx



                REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Oak Industries Inc.

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Oak Industries Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 9, 1999

                             OAK INDUSTRIES INC.
                         CONSOLIDATED BALANCE SHEET
                               AT DECEMBER 31
                           (DOLLARS IN THOUSANDS)

                                  ASSETS

                                                                1997           1998
                                                             ---------       --------
CURRENT ASSETS:
   Cash and cash equivalents..........................       $   8,642      $   13,754
   Receivables, less reserves of $2,582 and $2,873....          47,036          59,968
   Inventories........................................          51,297          77,321
   Deferred income taxes..............................          16,143          11,491
   Other current assets...............................           2,488           2,902
                                                             ---------      ----------
         Total current assets.........................         125,606         165,436
                                                             ---------      ----------

PLANT AND EQUIPMENT:
   Land...............................................             960           1,768
   Buildings and leasehold improvements...............          26,004          31,337
   Machinery and equipment............................         124,076         157,125
   Furniture and fixtures.............................           8,311           8,797
                                                             ---------      ----------
                                                               159,351         199,027
   Less -- Accumulated depreciation...................         (89,926)       (100,057)
                                                             ---------      ----------
         Total plant and equipment....................          69,425          98,970
                                                             ---------      ----------

OTHER ASSETS:
   Goodwill and other intangible assets,
      less accumulated amortization of $17,239
        and $23,566...................................         178,577         196,531
   Investment in affiliates...........................           8,358          11,014
   Other assets.......................................           5,824          10,486
                                                             ---------      ----------
         Total other assets...........................         192,759         218,031
                                                             ---------      ----------

         Total Assets.................................       $ 387,790      $  482,437
                                                             =========      ==========



The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                             OAK INDUSTRIES INC.
                          CONSOLIDATED BALANCE SHEET
                                AT DECEMBER 31
                            (DOLLARS IN THOUSANDS)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               1997            1998
                                                             --------        --------
CURRENT LIABILITIES:
   Current portion of long-term debt..............          $     443        $    2,051
   Accounts payable...............................             11,128            20,800
   Accrued liabilities............................             29,217            30,453
                                                            ---------        ----------
      Total current liabilities...................             40,788            53,304
                                                            ---------        ----------

OTHER LIABILITIES:
   Deferred compensation and pensions.............              5,737             6,554
   Other..........................................              2,692             2,049
                                                            ---------        ----------
      Total other liabilities.....................              8,429             8,603
                                                            ---------        ----------

4 7/8% Convertible Subordinated Notes.............                 --           100,000
                                                            ---------        ----------
Long-Term Debt, Net of Current Portion............            151,465           119,555
                                                            ---------        ----------

Minority Interest.................................              4,954                --
                                                            ---------        ----------

Commitments and Contingent Liabilities  (Note 13)

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value;
    authorized 5,000,000 shares; none issued......                 --                --
   Junior preferred stock, no par value;
    authorized 500,000 shares; none issued........                 --                --
   Common stock, par value of $0.01;
    authorized 50,000,000 shares;
    issued 18,953,980 and 19,204,095 shares.......                190               192
   Additional paid-in capital.....................            305,740           312,860
   Accumulated deficit............................            (97,956)          (70,617)
   Accumulated other comprehensive income.........             (1,712)           (4,662)
   Treasury stock, 1,127,014 and 1,610,041 shares.            (22,092)          (35,541)
   Unearned compensation - restricted stock.......             (1,754)             (995)
   Stock purchase loan............................               (262)             (262)
                                                            ---------        ----------
      Total stockholders' equity..................            182,154           200,975
                                                            ---------        ----------

         Total Liabilities and
          Stockholders' Equity....................          $ 387,790        $  482,437
                                                            =========        ==========



The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                                       OAK INDUSTRIES INC.
                               CONSOLIDATED STATEMENT OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1996            1997            1998
                                                              --------        --------        --------
Net Sales.........................................            $ 303,536       $ 314,388       $ 347,866
Cost of sales.....................................             (189,410)       (197,974)       (222,357)
                                                              ---------       ---------       ---------
   Gross profit...................................              114,126         116,414         125,509
Selling, general and administrative expenses......              (67,139)        (69,182)        (74,376)
                                                              ---------       ---------       ---------
   Operating income...............................               46,987          47,232          51,133
Interest expense..................................               (5,767)        (10,973)        (10,146)
Interest income...................................                  541             393             986
Gain on sale of equity investments................               21,502              --             772
Equity in net income (loss) of affiliated
  companies.......................................              (1,251)              33           1,985
                                                              --------        ---------       ---------
   Income from continuing operations before
     income taxes, minority interest and
     extraordinary charge.........................              62,012           36,685          44,730
Income tax provision..............................             (22,764)         (13,861)        (16,697)
Minority interest in net income of subsidiaries...              (7,272)          (1,088)           (694)
                                                              --------        ---------       ---------

   Income from continuing operations..............              31,976           21,736          27,339
Income from discontinued operations, net of tax...               1,442               --              --
Gain on sale of discontinued operations,
  net of tax......................................               9,367               --              --
   Net income before extraordinary charge.........              42,785           21,736          27,339
Extraordinary charge for early extinguishment
  of debt, net of tax benefit of $582 in 1996.....                (949)              --              --
                                                              --------        ---------       ---------
Net income........................................            $ 41,836        $  21,736       $  27,339
                                                              ========        =========       =========
Income per share - basic
   Continuing operations..........................            $   1.77        $    1.22       $    1.54
   Discontinued operations........................                 .08               --              --
   Gain on sale of discontinued operation.........                 .52               --              --
                                                              --------        ---------       ---------
   Net income before extraordinary charge.........                2.37             1.22            1.54
   Extraordinary charge...........................                (.05)              --              --
                                                              --------        ---------       ---------
   Net income.....................................            $   2.32        $    1.22       $    1.54
                                                              ========        =========       =========
Weighted average shares outstanding - basic.......              18,043           17,837          17,771
                                                              ========        =========       =========
Income per share - diluted
   Continuing operations..........................            $   1.71        $    1.20       $    1.46
   Discontinued operations........................                 .08               --              --
   Gain on sale of discontinued operation.........                 .50               --              --
                                                              --------        ---------       ---------
   Net income before extraordinary charge.........                2.29             1.20            1.46
   Extraordinary charge...........................                (.05)              --              --
                                                              --------        ---------       ---------
   Net income.....................................            $   2.24        $    1.20       $    1.46
                                                              ========        =========       =========
Weighted average shares outstanding - diluted.....              18,684           18,108          20,597
                                                              ========        =========       =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                                              OAK INDUSTRIES INC.
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31
                                           (DOLLARS IN THOUSANDS)

                                                     ACCUMULATED
                                ADDI-                   OTHER        UN-
                               TIONAL       ACCU-      COMPRE-     EARNED                 STOCK
                      COMMON   PAID-IN     MULATED     HENSIVE     COMPEN-    TRESURY    PURCHASE
                       STOCK   CAPITAL     DEFICIT     INCOME      SATION      STOCK      LOANS      TOTAL
                     -------- ---------   ---------  ----------   --------   ---------  ----------  -------

Balance,
 December 31, 1995...  $177   $282,179    $(161,528)   $   248    $    --    $ (1,316)    $(547)    $119,213
                                                                                                    --------
Net income...........    --         --       41,836         --         --          --        --       41,836
Currency translation
 adjustments.........    --         --           --       (626)        --          --        --         (626)
                                                                                                    --------
Comprehensive income.    --         --           --         --         --          --        --       41,210
Exercise of options..     6      8,762           --         --         --        (133)       --        8,635
Tax benefit from
 stock options.......    --      2,300           --         --         --          --        --        2,300
Issuance of
 restricted stock....     1      2,944           --         --     (2,945)         --        --           --
Other................    --         --           --         --         --          80       285          365
                       ----   --------    ---------    -------    -------    --------     -----     --------
Balance,
 December 31, 1996...   184    296,185     (119,692)      (378)    (2,945)     (1,369)     (262)     171,723
                                                                                                    --------
Net income...........    --         --       21,736         --         --          --        --       21,736
Currency translation
 Adjustments.........    --         --           --     (1,520)        --          --        --       (1,520)
Unrealized gains on
 Securities..........    --         --           --        186         --          --        --          186
                                                                                                    --------
Comprehensive income.    --         --           --         --         --          --        --       20,402
Exercise of options..     6      7,779           --         --         --          --        --        7,785
Tax benefit from
 stock options.......    --      2,162           --         --         --          --        --        2,162
Issuance of
 restricted stock....    --        208           --         --       (208)         --        --           --
Amortization of ]
 restricted stock....    --         --           --         --        805          --        --          805
Cancellation of
 restricted stock....    --       (594)          --         --        594          --        --           --
Stock repurchases....    --         --           --         --         --     (20,544)       --      (20,544)
Other................    --         --           --         --         --        (179)       --         (179)
                       ----   --------    ---------    -------    -------    --------     -----     --------
Balance,
 December 31, 1997...   190    305,740      (97,956)    (1,712)    (1,754)    (22,092)     (262)     182,154
                                                                                                    --------
Net income...........    --         --       27,339         --         --          --        --       27,339
Currency translation
 adjustments.........    --         --           --     (1,067)        --          --        --       (1,067)
Minimum pension
 liability adjustment    --         --           --     (1,697)        --          --        --       (1,697)
Reclassification
 adjustment on
 unrealized gains
 on securities.......    --         --           --       (186)        --          --        --         (186)
                                                                                                    --------
Comprehensive income.    --         --           --         --         --          --        --       24,389
Exercise of options..     2      5,474           --         --         --       1,219        --        6,695
Tax benefit from
 stock options.......    --      1,671           --         --         --          --        --        1,671
Issuance of
 restricted stock....    --         40           --         --       (108)         68        --           --
Amortization of
 restricted stock....    --         --           --         --        867          --        --          867
Stock repurchases....    --         --           --         --         --     (14,581)       --      (14,581)
Other................    --        (65)          --         --         --        (155)       --         (220)
                       ----   --------    ---------    -------    -------    --------     -----     --------
Balance,
 December 31, 1998...  $192   $312,860    $ (70,617)   $(4,662)   $  (995)   $(35,541)    $(262)    $200,975
                       ====   ========    =========    =======    =======    ========     =====     ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

                                         OAK INDUSTRIES INC.
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31
                                       (DOLLARS IN THOUSANDS)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

                                                                 1996              1997           1998
                                                               --------         ---------       --------
OPERATING ACTIVITIES:
   Income from continuing operations.....................     $   31,976       $  21,736       $ 27,339
   Adjustments to reconcile income from continuing
    operations to net cash provided by operations:
         Depreciation....................................         10,028          12,287         14,358
         Amortization....................................          3,970           6,792          7,697
         Minority interest...............................          7,273           1,088            694
         Gain on sale of securities......................             --              --           (356)
         Gain on the sale of properties..................             --            (253)            --
         Gain on the sale of equity investments..........        (21,502)             --           (772)
         Undistributed earnings of affiliated companies..          1,263             135         (1,943)
         Change in assets and liabilities,
          net of effects from acquisition of businesses:
            Receivables..................................           (582)         (4,087)        (5,765)
            Inventories..................................         (4,036)          6,797        (12,293)
            Accounts payable and accrued liabilities.....          5,204          (6,563)         5,072
            Deferred compensation and pensions...........           (172)          1,020         (1,188)
            Deferred income taxes........................         14,690          10,639          5,976
            Other........................................           (920)         (1,915)           427
                                                              ----------       ---------       --------
Net cash provided by operations..........................         47,192          47,676         39,246
                                                              ----------       ---------       --------

INVESTING ACTIVITIES:
   Capital expenditures..................................       (23,205)         (14,697)       (16,834)
   Acquisition of businesses, net of cash acquired.......      (125,600)         (29,941)       (41,516)
   Proceeds from the sale of properties..................            --            1,924             --
   Proceeds from the sale of equity investments..........        30,871               --            898
   Repayments from employees.............................           285               --             --
   Other.................................................           (12)             (47)           375
                                                              ---------        ---------       --------
Net cash used in investing activities....................      (117,661)         (42,761)       (57,077)
                                                              ---------        ---------       --------

FINANCING ACTIVITIES:
   Long-term borrowings..................................       146,000           58,052        189,246
   Repayment of borrowings...............................       (92,810)         (44,595)      (152,392)
   Early retirement of debt..............................       (21,000)              --             --
   Stock repurchases.....................................            --          (20,544)       (14,581)
   Exercise of options...................................         8,635            7,785          6,302
   Dividends paid to minority stockholders...............            --           (2,196)        (1,090)
   Deferred debt issuance costs..........................          (720)              --         (3,404)
   Other.................................................            --             (179)          (396)
                                                              ---------        ---------       --------
Net cash provided by (used in) financing activities......        40,105           (1,677)        23,685
                                                              ---------        ---------       --------
Effect of exchange rate changes on cash and cash
 equivalents............................................           (333)            (712)          (742)
                                                              ---------        ---------       --------
Net cash and cash equivalents provided by discontinued
 operations.............................................         19,971               --             --
                                                              ---------        ---------       --------
Net change during year..................................        (10,726)           2,526          5,112
Balance, beginning of year..............................         16,842            6,116          8,642
                                                              ---------        ---------       --------
Balance, end of year....................................      $   6,116        $   8,642       $ 13,754
                                                              =========        =========       ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated statements.

(1) NATURE OF BUSINESS:

   Oak Industries Inc., together with its consolidated subsidiaries (the "Company"), is a leading manufacturer of highly-engineered components that it designs and sells to manufacturers and service providers in the communications and other selected industries.

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

Investments in Affiliates

   The Company's investments in affiliates consist of: (1) a 50% interest in Wuhan Telecommunication Devices Co., a manufacturer of fiber-optic components in Wuhan, China; (2) a 49% interest in Teletec Corporation, a Japanese distributor of frequency control products; and (3) a 5% interest in TQ Electronics Co., Ltd., a Taiwanese distributor of frequency control products.

Translation of Foreign Currencies

   The financial statements of foreign subsidiaries are translated into United States dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Translation adjustments, if any, are made directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in net income when realized and are insignificant.

Revenue Recognition

   Revenues from product sales are recognized at the time products are shipped.

Inventories

   Inventories are valued at the lower of cost ("first-in, first-out" basis) or market. Inventory costs, which include material, labor and factory manufacturing overhead expenses, are as follows (dollars in thousands):


                                                   DECEMBER 31
                                               -----------------
                                                 1997        1998
                                               -------      ------
     Raw materials.......................     $ 14,153    $ 28,225
     Work in process.....................       28,852      33,699
     Finished goods......................        8,292      15,397
                                              --------    --------
                                              $ 51,297    $ 77,321
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

Intangible Assets

   Goodwill and other intangibles, and the related amortization, are as follows (dollars in thousands):


                                                          OTHER
                                            GOODWILL   INTANGIBLES       TOTAL
                                           ---------   -----------     ---------
     Balance, December 31, 1996.........   $ 164,321     $ 2,177       $ 166,498
     Additions..........................      17,752         162          17,914
     Amortization.......................      (5,442)       (393)         (5,835)
                                           ---------     -------       ---------
     Balance, December 31, 1997.........     176,631       1,946         178,577
     Additions..........................      24,243          68          24,311
     Amortization.......................      (5,979)       (378)         (6,357)
                                           ---------     -------       ---------
     Balance, December 31, 1998.........   $ 194,895     $ 1,636       $ 196,531
                                           =========     =======       =========


   Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net tangible and identified intangible assets. Goodwill is being amortized using the straight-line method over periods of 10 to 40 years. Other intangibles are stated at cost and amortized using the straight-line method over periods of 3 to 15 years. Goodwill and other intangibles are assessed regularly to determine whether any potential impairment exists. The Company assesses the potential impairment of goodwill and other identified intangible assets based on anticipated undiscounted cash flows from operations.

Capitalized Debt Costs

   The Company capitalizes all costs related to the issuance of debt. The resulting capitalized debt costs ($746,000 and $3,744,000 at December 31, 1997 and 1998, respectively) are classified as "Other assets" on the consolidated balance sheet, and are amortized to expense using the straight-line method over the life of the related debt issue. During 1996, 1997 and 1998, the Company amortized $361,000, $152,000 and $473,000 respectively, of capitalized debt costs. As a result of terminating its previous debt facility, the Company wrote off capitalized debt costs of $1,531,000 in 1996 which are included in the extraordinary charge for early extinguishment of debt.

Income Taxes

   The provision for income taxes includes federal, foreign and state income taxes currently payable and those deferred because of temporary differences between the financial statement expenses and tax deductible expenses. Deferred tax assets are recognized, utilizing current tax rates, for deductible temporary differences and operating loss and credit carryforwards that are more likely than not to be realized. Deferred tax benefit or expense represents the change in the deferred tax asset or liability balances.

Research and Development

   Research and development costs, which are expensed as incurred, were $10,873,000, $12,647,000 and $13,520,000 in 1996, 1997 and 1998,
respectively. These costs are included in selling, general and administrative expenses in the consolidated statement of operations.

Earnings Per Share

   The following represents a reconciliation of the net income and weighted average number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

                                                          FOR THE YEARS ENDED DECEMBER 31
                                                    -----------------------------------------
                                                     1996             1997              1998
                                                    ------           ------            ------
   BASIC
     Net income..............................      $ 41,836         $ 21,736          $ 27,339
     Weighted average shares outstanding.....        18,043           17,837            17,771
     Net income per share....................      $   2.32         $   1.22          $   1.54
                                                   ========         ========          ========
   DILUTED
     Net income..............................      $ 41,836         $ 21,736          $ 27,339
     Interest expense and amortization of
      deferred costs, net of tax,
      related to 4 7/8% convertible
      subordinated notes.....................            --               --             2,741
                                                   --------         --------          --------
     Net income as adjusted..................      $ 41,836         $ 21,736          $ 30,080
     Weighted average shares:
      Outstanding............................        18,043           17,837            17,771
      Incremental shares related to 4 7/8%
       convertible subordinated notes........            --               --             2,199
      Incremental shares related to other
       common stock equivalents..............           641              271               627
                                                   --------         --------          --------
     Total shares outstanding, as adjusted ..        18,684           18,108            20,597
     Net income per share....................      $   2.24         $   1.20          $   1.46
                                                   ========         ========          ========

   Options to purchase 50,000, 1,743,900 and 1,153,300 shares of common stock in 1996, 1997 and 1998, respectively, were outstanding at year end but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common stock for the respective period.

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

Consolidated Statement of Cash Flows

   Supplementary information for the consolidated statement of cash flows follows (dollars in thousands):


                                                   1996              1997             1998
                                                 --------          --------         -------

     Interest.............................      $   4,696          $  11,569       $  7,659
     Income taxes.........................          6,171              3,470          9,891


Details of businesses acquired are as follows:

                                                   1996              1997             1998
                                                 --------          --------         --------

     Assets acquired......................      $  92,607          $  27,935       $  79,467
     Minority interest elimination........         32,993              4,861           4,558
     Liabilities assumed..................             --             (2,855)        (42,256)
                                                ---------          ---------       ---------
     Cash paid............................        125,600             29,941          41,769
     Cash acquired........................             --                 --            (514)
     Effect of exchange rate
      changes on cash.....................             --                 --             261
                                                ---------          ---------       ---------
     Net cash paid........................      $ 125,600          $  29,941       $  41,516
                                                =========          =========       =========


Reclassifications

   Certain items in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation.


(3) ACQUISITIONS:

TELE QUARZ GMBH

   On October 30, 1998 the Company purchased 100% of the outstanding capital stock of Tele Quarz GmbH ("Tele Quarz"). Tele Quarz, located in Neckarbischofsheim, Germany, is a manufacturer of frequency control products. The total purchase price for the capital stock and certain real estate, including debt assumed and transaction costs, was approximately $63.5 million.

   Oak accounted for the acquisition as a purchase and, accordingly, included operating results of this business subsequent to the date of acquisition in the Company's consolidated financial statements. The Company recorded $17,646,000 of goodwill and other intangibles associated with this acquisition. The Company is amortizing the goodwill and other intangibles over 12 to 30 years. During the fourth quarter of 1998, the Company charged $975,000 to cost of goods sold related to the purchase accounting for Tele Quarz's inventory.

   The following unaudited pro forma summary combines the consolidated results of operations of the Company and Tele Quarz as if the acquisition had occurred at the beginning of 1997, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense on the acquisition debt, purchase accounting for inventory, and related income tax effects. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Tele Quarz had constituted a single entity during such periods (dollars in thousands, except per share amounts):

                                     FOR THE YEARS ENDED DECEMBER 31
                                              (UNAUDITED)
                                     -------------------------------
                                            1997         1998
                                          --------     --------
Sales............................        $ 379,051      $ 395,971
Net income.......................        $  21,664      $  26,336
Net income per share - basic.....        $    1.21      $    1.48
Net income per share - diluted...        $    1.20      $    1.41


PIEZO CRYSTAL COMPANY

   On September 30, 1997, the Company acquired all of the outstanding capital stock of Piezo Crystal Company ("Piezo"), a Carlisle, Pennsylvania manufacturer of frequency control products for the satellite and wireless communications industries. The Company initially paid approximately $20,200,000 in cash, including transaction expenses. The purchase price was financed with borrowings from the Company's credit facility. The acquisition was accounted for as a purchase. During the fourth quarter of 1997, the Company charged $615,000 to cost of goods sold related to the purchase accounting for Piezo's inventory. In April 1998, Piezo's selling shareholders received additional consideration of $1,000,000 based on Piezo's fourth quarter 1997 performance. The additional $1,000,000 earned by Piezo's selling shareholders was recorded by the Company as of December 31, 1997 and is included in goodwill and accrued liabilities. The Company recorded approximately $13,700,000 of goodwill that is being amortized over 40 years. Pro forma results of operations have not been presented because the effects of the acquisition were not significant.

CONNECTOR AND GILBERT MINORITY INTEREST

   On November 1, 1996, the Company purchased the 20% interest in Connector owned by certain affiliates of Bain Capital, Inc. ("Bain") for approximately $95,000,000 in cash, including transaction expenses. Connector owned 85% of Gilbert, and as a result of the acquisition the Company acquired Bain's 17% indirect interest in Gilbert. Oak accounted for the acquisition as a purchase and accordingly there is no minority interest expense related to Bain in the Company's consolidated financial statements subsequent to the date of acquisition. Goodwill of approximately $72,000,000 resulting from this acquisition is being amortized over 36 years, which is consistent with the remaining period relating to goodwill resulting from the purchase of an 80% equity interest in Connector during 1992. The purchase was financed with borrowings from the Company's credit facility.

   The following unaudited pro forma summary combines the consolidated results of operations of the Company as if the acquisition of the Bain interest had occurred at the beginning of 1996, after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense and related income tax effects. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company had acquired the Bain interest during such period (dollars in thousands, except per share amounts):

                                                     YEAR ENDED
                                                  DECEMBER 31, 1996
                                                     (UNAUDITED)
                                              --------------------------

          Net sales...........................       $ 303,536
          Income from operations
           before extraordinary charge........       $  41,676
          Net income..........................       $  40,727
          Income from operations before
           extraordinary charge
           per share -  basic.................       $    2.31
          Net income per share - basic........       $    2.26
          Income from operations before
           extraordinary charge
           per share -  diluted...............       $    2.23
          Net income per share - diluted......       $    2.18


   On November 15, 1996, the Company agreed to purchase the 15% equity interest in Gilbert owned by certain members of the management of Gilbert (the "Selling Stockholders"). The Company purchased 7.5% of Gilbert from the Selling Stockholders in the fourth quarter of 1996 at a purchase price of approximately $30,600,000. The Company financed the acquisition with borrowings from its credit facility and accounted for the acquisition as a purchase and, accordingly, there is no minority interest expense related to the portion purchased from the Selling Stockholders in the Company's consolidated financial statements subsequent to the date of acquisition. Goodwill of approximately $20,000,000 resulting from this acquisition is being amortized over 36 years. Pro forma results of operations have not been presented for the acquisition of 7.5% of Gilbert because the effects of the acquisition were not significant.

   On October 31, 1997, the Company purchased 3.75% of Gilbert held by the Selling Stockholders for approximately $8,800,000 in cash. The purchase price was financed with borrowings from the Company's credit facility and with cash generated from operations. Oak accounted for this acquisition as a purchase and, accordingly, there is no minority interest expense related to the portion purchased from the Selling Stockholders in the Company's consolidated financial statements subsequent to the date of the acquisition. Goodwill of approximately $4,000,000 resulting from this acquisition is being amortized over 35 years. The Company owned 96.25% of Gilbert at December 31, 1997. Pro forma results of the 3.75% acquisition are not presented because the effects of the acquisition were not significant.

   On October 30, 1998, the Company purchased the remaining 3.75% of Gilbert held by the Selling Stockholders, resulting in the Company's 100% ownership of Gilbert. The Company paid approximately $11,400,000 in cash. The Company financed the purchase price with borrowings from its credit facility and with cash generated from operations. The Company accounted for this acquisition as a purchase and, accordingly, there is no minority interest expense related to the portion purchased from the Selling Stockholders in the Company's consolidated financial statements subsequent to the date of the acquisition. Goodwill of approximately $6,857,000 resulting from this acquisition is being amortized over 34 years. Pro forma results of this final acquisition are not presented because the effects of the acquisition were not significant.

(4) DIVESTITURES:

   During 1998, the Company sold its 50% interest in McCoy (Cayman) Ltd. and McCoy International and received net proceeds of $898,000. The Company recorded a pre-tax gain of $772,000 from the sale.

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

   As a result of the sale of Nordco, the Company has restated its prior year consolidated financial statements to reflect Nordco as a discontinued operation. The results of the discontinued operations reflected in the consolidated statements of operations are as follows (dollars in thousands):

                                                            YEAR ENDED
                                                        DECEMBER 31, 1996
                                                       -------------------

     Net sales..................................            $ 16,715
                                                            ========
     Gross profit...............................            $  5,780
                                                            ========

     Earnings before income taxes...............            $  2,325
     Income taxes...............................                (883)
                                                            --------
     Net earnings from discontinued operations..            $  1,442
                                                            ========


(5) INDEBTEDNESS:

   Long-term debt and subordinated notes at December 31 are summarized as follows (dollars in thousands):

                                                       1997            1998
                                                      ------          ------
       Revolving credit facility.................    $ 149,000      $ 109,000
       4 7/8% Convertible Subordinated Notes.....           --        100,000
       Other.....................................        2,908         12,606
                                                     ---------      ---------
                                                       151,908        221,606
       Less current portion......................         (443)        (2,051)
                                                     ---------      ---------
                                                     $ 151,465      $ 219,555
                                                     =========      =========


   On February 25, 1998, the Company issued $100,000,000 of 4 7/8% Convertible Subordinated Notes due 2008 (the "Notes"). The Notes are convertible into common stock of the Company at a conversion price of $38.66 per share. Interest on the Notes is payable semi-annually in arrears on each March 1 and September 1, and the first interest payment was made on September 1, 1998. The net proceeds from the sale of the Notes were used to reduce borrowings under the Company's $300,000,000 revolving credit facility.

   On November 1, 1996, the Company entered into a credit agreement with various lenders that provides for a $300,000,000 revolving credit facility (the "Facility"). During 1996, proceeds of $125,000,000 from the Facility were used to purchase the minority interest of Gilbert and $21,000,000 was used to refinance existing indebtedness of the Company. During 1997, the Facility was used for the repurchase of Company stock, the Piezo acquisition, and the purchase of additional interests in Gilbert. During 1998, proceeds from the Facility were used for the repurchase of Company stock, the Tele Quarz acquisition and the final purchase of minority interests in Gilbert.

   The Company's previously existing $200,000,000 credit agreement was terminated on November 1, 1996. As a result, the Company recorded non-cash, after tax, and other minority interest charges of $949,000 in 1996 related to the early extinguishment of the former credit facility.

   Borrowings under the Facility bear interest, at the option of the Company, either (i) at the prime rate (or, if higher, at 0.5% above the federal funds rate) or (ii) at a spread ranging from 0.5% to 1.25% over the reserve-adjusted 1, 2, 3, or 6 month LIBOR. The spread is subject to adjustment based on certain financial tests. As of December 31, 1998, interest rates on outstanding borrowings under the Facility ranged from 6.06% to 7.75%. Commitment fees ranging from 0.175% to 0.35% are payable on unused borrowings under these agreements. Certain of the Company's subsidiaries have guaranteed the obligations under the Facility. Pursuant to the Facility's terms, Oak Industries Inc. is required to meet certain financial covenants and is prohibited from paying dividends. The Facility will be reduced by $50,000,000 on each of November 1, 1999 and November 1, 2000 and matures on December 31, 2001.

   Other long-term debt consists of mortgages and leases with maturities through 2008 and fixed rates ranging from 6.0% to 8.2%. These obligations are secured by the related land, building, machinery and equipment.

   Scheduled payments of long-term debt at December 31, 1998 are as follows (dollars in thousands):



           1999................     $  2,051
           2000................        2,173
           2001................      111,427
           2002................        1,010
           2003................          381
           Thereafter..........      104,564


   As of December 31, 1998, the Company had exchanged its floating rate obligation on (i) a $25,000,000 notional principal amount for a fixed rate payment obligation of 6.02% (plus a spread of 0.5% to 1.25%) per annum through December 24, 1999; and (ii) a $25,000,000 notional principal amount for a fixed rate payment obligation of 6.02% (plus a spread of 0.5% to 1.25%) per annum through December 27, 2000. The Company charged $26,000 and $125,000 to interest expense related to these interest rate swap agreements for 1997 and 1998, respectively. The Company estimates that as of December 31, 1998, the cost to terminate the agreements would have been $721,000.

(6) CAPITAL STOCK:

SHAREHOLDERS' RIGHTS PLAN

   On December 7, 1995 the Company's Board of Directors adopted a shareholders' rights plan. The Board declared a distribution of one right for each share of common stock outstanding on December 18, 1995. Stock issued after that date is issued with an attached right. Each right entitles the holder, upon the occurrence of certain events, to purchase 1/100th of a share of junior preferred stock at an initial exercise price of $125. The Board may, at any time, redeem the rights until their expiration on December 7, 2005, and may amend the rights under certain circumstances until they become exercisable.

STOCK PURCHASE LOANS

   In connection with a secondary offering of its stock in December 1993, the Company lent $1,305,000 to corporate officers and certain key divisional managers to finance their purchase of 90,000 shares of the Company's stock from selling shareholders. The principal amount of the remaining loan is repayable in full on January 1, 2000. Interest on this loan is calculated quarterly, based on the interest rate applicable to the Company's outstanding debt, and is payable annually until maturity. The loan, which is included in stockholders' equity, is secured by the common stock that was purchased and certain other amounts owed to such individual by the Company. In 1996, principal of $285,000 was paid to the Company by the borrowers. In 1996, 1997 and 1998, respectively, interest of $55,000, $20,000 and $17,000 was paid to the Company by the borrowers. The principal balance of the remaining loan at December 31, 1997 and 1998 was $262,000.

STOCK REPURCHASE

   In December 1996, the Company was authorized to expend up to $50.0 million to repurchase shares of its common stock on the open market. In October 1998, this program was amended to allow stock repurchases not to exceed $75.0 million in the aggregate. As of December 31, 1998, the Company had spent $35.1 million to repurchase 1,602,200 shares of its common stock.

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

   During 1996 and 1997, the Company granted 124,000 and 5,000 shares, respectively, of restricted stock from the 1995 Stock Option and Restricted Stock Plan (the "1995 Plan") to certain of its officers and employees. These shares vest on the third anniversary of the date of grant provided that the recipient is still employed by the Company. During 1997, 25,000 shares of the restricted stock were forfeited. The market value of the restricted stock awarded to certain officers and employees totaled $2,945,000 and $133,000 in 1996 and 1997, respectively, and these amounts have been recorded as a separate component of stockholders' equity. The Company granted no restricted stock under the 1995 Plan in 1998. The Company amortizes unearned compensation to expense over the three-year vesting period.

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

   The following table summarizes information about the Company's stock option activity for the years ended December 31, 1996, 1997, and 1998.

                                                                                          WEIGHTED-AVERAGE
                                                 SHARES            EXERCISE PRICE          EXERCISE PRICE
                                               ---------         -----------------       -------------------

Outstanding at December 31, 1995...........    3,192,966        $ 4.02  to  $ 29.38            $  17.13
   Granted.................................      894,000        $19.25  to  $ 33.50            $  25.16
   Expired or cancelled....................     (935,199)       $ 4.02  to  $ 33.50            $  12.02
   Exercised...............................     (690,281)       $ 4.02  to  $ 26.63            $   8.14
                                               ---------
Outstanding at December 31, 1996...........    2,461,486        $ 4.02  to  $ 33.50            $  20.20
   Granted.................................      999,000        $18.50  to  $ 28.50            $  25.57
   Expired or cancelled....................     (189,035)       $18.38  to  $ 27.00            $  24.37
   Exercised...............................     (491,911)       $ 4.02  to  $ 26.63            $  14.30
                                               ---------
Outstanding at December 31, 1997...........    2,779,540        $ 4.02  to  $ 33.50            $  22.89
   Granted.................................    1,215,300        $26.00  to  $ 39.63            $  34.21
   Expired or cancelled....................     (161,400)       $14.07  to  $ 35.00            $  24.12
   Exercised...............................     (315,963)       $ 4.02  to  $ 33.25            $  19.95
                                               ---------
Outstanding at December 31, 1998...........    3,517,477        $ 4.02  to  $ 39.63            $  27.01
                                               =========
Exercisable at December 31, 1998...........    1,587,972                                       $  22.31
                                               =========
Available for grant at December 31, 1998...    1,665,341
                                               =========


   The following table summarizes information about stock options outstanding at December 31, 1998.



                                               WEIGHTED-
                                                AVERAGE         WEIGHTED-                         WEIGHTED-
                               NUMBER          REMAINING         AVERAGE         NUMBER            AVERAGE
          RANGE OF           OUTSTANDING      CONTRACTUAL       EXERCISE      EXERCISABLE         EXERCISE
       EXERCISE PRICES       AT 12/31/98          LIFE            PRICE        AT 12/31/98           PRICE
      -----------------     ------------      -----------       ---------     ------------        -----------
     $ 4.02 -  7.50            178,293             3            $  4.64          178,293          $  4.64
       8.04 - 14.07             70,990             5              11.03           52,822             9.98
      16.50 - 21.88             57,900             6              17.22           50,640            16.78
      23.00 - 33.50          1,095,694             7              25.35        1,001,577            25.36
      25.38 - 37.44            931,800             9              25.89          304,640            25.63
      26.00 - 39.63          1,182,800            10              34.22               --               --
     --------------          ---------                                         ---------
     $ 4.02 - 39.63          3,517,477                                         1,587,972



   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates in the range of 5.4% to 7.9%, 4.8% to 6.9% and 4.2% to 5.7% in 1996, 1997 and 1998,
respectively; volatility factors of the expected market price of the Company's common stock of .72, .56 and .45 in 1996, 1997 and 1998, respectively; and an expected life of the option of 6 years. The weighted-average fair values of options granted were $18.40, $15.23 and $17.10 per share in 1996, 1997 and 1998, respectively.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows (in thousands except for earnings per share information):


                                                           1996         1997           1998
                                                         --------     ---------      --------

     Pro forma net income ......................       $ 35,590      $ 12,957        $ 18,411
     Pro forma earnings per share - basic.......       $   1.97      $   0.73        $   1.04
     Pro forma earnings per share - diluted.....       $   1.96      $   0.73        $   1.04


(8) POSTRETIREMENT BENEFITS:

   The Company has three noncontributory pension plans covering certain of its employees. Benefits under the plans are generally based on years of service and employees' compensation during the last years of employment or a specified dollar benefit. It is the Company's policy to fund at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended, for each plan.

   Net periodic pension income for all defined benefit plans is as follows (dollars in thousands):


                                                          1996        1997         1998
                                                         ------      ------       ------

Service cost...................................          $  143       $   181      $   137
Interest cost..................................           2,739         2,842        2,790
Expected return on assets......................          (2,862)       (3,144)      (3,659)
Amortization of net obligation (asset)
  at transition................................               9             9            8
Amortization of prior service cost.............              31            36           34
Recognized actuarial (gain) loss...............             (14)           26           --
Recognized gain due to curtailment.............            (139)           --           --
                                                         ------       -------      -------
Net periodic pension income....................          $  (93)      $   (50)     $  (690)
                                                         ======       =======      =======

   The following table summarizes information about the benefit obligation, plan assets and funded status of all defined benefit plans at December 31, 1997 and 1998 (dollars in thousands):

                                                        1997                            1998
                                            ------------------------------  ------------------------------
                                            ASSETS EXCEED    ACCUMULATED    ASSETS EXCEED    ACCUMULATED
                                             ACCUMULATED       BENEFITS      ACCUMULATED       BENEFITS
                                              BENEFITS      EXCEED ASSETS      BENEFITS     EXCEED ASSETS
                                            ------------------------------  ------------------------------

CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation at
   beginning of year...................       $ 32,867        $ 3,737         $   --          $ 39,904
Service cost...........................             81            100             --               137
Interest cost..........................          2,531            311             --             2,790
Actuarial loss.........................          2,730            687             --             3,933
Benefits paid..........................         (2,426)          (370)            --            (2,463)
Effect of exchange rate changes........           (154)          (190)            --              (423)
                                              --------        -------         ------          --------
Projected benefit obligation at
 end of year...........................         35,629          4,275             --            43,878

Accumulated benefit obligation.........         35,158          4,275             --            43,675

Change in plan assets:
Fair value of plan assets at
 beginning of year.....................         33,705          3,269             --            39,616
Actual return on plan assets...........          5,000            392             --             3,986
Employer contributions.................             --            361             --               415
Benefits paid..........................         (2,426)          (370)            --            (2,463)
Effect of exchange rate changes........           (157)          (158)            --              (425)
                                              --------        -------         ------          --------
Fair value of plan assets at
 end of year...........................         36,122          3,494             --            41,129

Funded (underfunded) status of plans...            493           (781)            --            (2,749)
Unrecognized net (asset) obligation
 at transition.........................           (129)           306             --               157
Unrecognized prior service cost........             --            628             --               628
Unrecognized actuarial (gain) loss.....         (2,007)           169             --             1,738
                                              --------        -------         ------          --------
Net amount recognized..................         (1,643)           322             --              (226)

Amounts recognized in the consolidated
   balance sheet consist of:
      Accrued benefit liability........         (1,643)          (612)            --            (2,819)
      Intangible asset.................             --            934             --               896
      Accumulated other comprehensive
       income..........................             --             --             --             1,697
                                              --------        -------         ------          --------
      Net amount recognized............       $ (1,643)       $   322         $   --          $   (226)
                                              ========        =======         ======          ========


   In 1996, the Company curtailed one of its plans as a result of reduced employment levels and plan amendments. This curtailment resulted in a gain of $139,000 in 1996.

   The projected benefit obligation was determined using an assumed discount rate of 7.25% for 1997 and 6.75% for 1998. The expected long-term rate of return on plan assets was 10% for 1997 and 1998.

   The assets of the defined benefit plans at December 31, 1997 and 1998 consist principally of common stocks, bonds and cash equivalents.

   The Company has defined contribution plans covering all full-time employees who meet certain eligibility requirements. Contributions by the Company and the employees are determined according to salary-based formulas. The Company recognized expense related to these plans of $2,422,000, $2,453,000 and $2,527,000 in 1996, 1997 and 1998, respectively.

   In 1993, the Company established a non-qualified supplemental retirement plan for certain employees. Under the plan, participants may elect to contribute up to 15% of their annual salary and bonus and the Company makes matching contributions in the form of shares of the Company's common stock having a value equal to 50% of participants' contributions. The Company's matching contributions vest on the third anniversary of a participant's enrollment in this plan provided the participant remains employed by the Company through that date. Upon termination of employment, participants receive the fair value of their account for the employee-contribution portion in cash and shares of the Company's common stock for the vested portion of the Company's matching contribution. Contributions by the employees currently earn interest at the yield for three year U.S. Treasury Notes, adjusted annually. The Company recorded expense of $431,000, $400,000 and $419,000 in 1996, 1997 and 1998, respectively, related to this plan.

(9) INCOME TAXES:

   The sources of income from continuing operations before income taxes, minority interest and extraordinary charge for the years ended December 31 are as follows (dollars in thousands):


                                                          1996             1997              1998
                                                         ------           ------            ------
   Domestic......................................      $  58,295        $  31,555         $  38,429
   Foreign.......................................          3,717            5,130             6,301
                                                       ---------        ---------         ---------
                                                       $  62,012        $  36,685         $  44,730
                                                       =========        =========         =========



   The components of the income tax provisions for the years ended December 31 are as follows (dollars in thousands):


                                                          1996             1997              1998
                                                        -------           ------            ------
Current --
   Federal..................................           $  (1,800)       $    (902)        $  (7,245)
   Foreign..................................              (1,526)          (1,304)           (2,066)
   State and local..........................              (2,429)          (1,016)           (1,410)
                                                       ---------        ---------         ---------
                                                       $  (5,755)       $  (3,222)        $ (10,721)

Deferred --
   Provision for federal and state
     taxes payable in future ...............             (17,009)         (10,639)           (5,976)
                                                       ---------        ---------         ---------

   Total tax provision.....................            $ (22,764)       $ (13,861)        $ (16,697)
                                                       =========        =========         =========


   Deferred income tax assets (liabilities) at December 31 are as follows (dollars in thousands):


                                                                           1997              1998
                                                                          ------            ------

Net operating loss carryforwards..........................              $  4,550          $   4,837
Other.....................................................                16,950              7,405
                                                                        --------          ---------
Gross deferred tax assets.................................                21,500             12,242
Gross deferred tax liabilities............................                (5,870)            (1,023)
                                                                        --------          ---------
Net deferred tax assets...................................              $ 15,630          $  11,219
                                                                        ========          =========


   In connection with the acquisition of Tele Quarz in October 1998, the Company recorded deferred tax assets in the amount of approximately $1,582,000.

   The decrease in the gross deferred tax assets from 1997 to 1998 results primarily from the utilization of the Company's tax credit carryforwards.

   The following table displays the differences between income tax provision and the amount of income tax that would result by applying the applicable U.S. statutory federal income tax rate to income from continuing operations before income taxes, minority interest and extraordinary charge (dollars in thousands):

                                                     1996                  1997                 1998
                                             -------------------   --------------------   ------------------
                                               AMOUNT    PERCENT     AMOUNT     PERCENT    AMOUNT    PERCENT
                                             ---------   -------   ---------   --------   -------   --------

Computed statutory tax provision.......      $ (21,704)   (35.0)   $ (12,840)   (35.0)   $(15,656)   (35.0)
(Increase) decrease in tax provision
   resulting from --
   State income taxes (net of
    federal benefit)...................         (1,580)    (2.5)        (660)    (1.8)       (917)    (2.1)
   Alternative minimum tax.............         (1,150)    (1.9)          --       --          --       --
   Goodwill amortization...............         (1,034)    (1.7)      (1,798)    (4.9)     (1,871)    (4.2)
   Foreign sales corporation...........          1,200      1.9        1,030      2.8       1,000      2.2
   Resolution of tax issues............            800      1.3          324      0.9         300      0.7
   Other...............................            704      1.2           83      0.2         447      1.0
                                             ---------    -----    ---------    -----    --------    -----
Income tax provision..................       $ (22,764)   (36.7)   $ (13,861)   (37.8)   $(16,697)   (37.4)
                                             =========    =====    =========    =====    ========    =====


   At December 31, 1998, the Company had no net operating loss carryforwards for federal tax reporting purposes. The Company had foreign tax credit carryforwards of approximately $630,000 at December 31, 1998 that, if unused, will expire from 2000 to 2001. Realization of the credit carryforwards is dependent on generating sufficient taxable income prior to the expiration of the credits. Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized. Undistributed earnings of certain foreign subsidiaries and of certain foreign equity method investees of the Company are considered to be indefinitely reinvested. Accordingly, no provision for U.S. federal and state income taxes has been provided for these unremitted earnings.

(10) SEGMENT INFORMATION:

   The Company's reportable segments are business units that offer different products. The Company has four reportable segments: the Cable Broadband Products Segment, which manufactures coaxial connector products used primarily in the CATV industry; the Frequency Control Products Segment, which manufactures quartz-based crystals and oscillators for wireless base stations and telecommunications applications; the Fiber-Optic Products Segment, which manufactures fiber-optic components primarily used in wired telephony networks; and the Controls Products Segment, which manufactures components for gas ranges, and switches and encoders used in a variety of applications.

   Reported segment income is operating income and equity in net income
(loss) of affiliated companies directly attributable to the segment, adjusted for minority interest in income before income taxes of subsidiaries. Operating income is before corporate expenses, interest, and unusual transactions. Equity in net income (loss) of affiliated companies is before unusual transactions. Segment assets are all assets directly attributable to the segment, excluding goodwill and other intangible assets, deferred income taxes and investment in affiliates. The accounting policies for the segments are the same as those described in the statement of accounting policies.

   Summarized financial information concerning the Company's reportable segments is shown in the following table:



                                        CABLE      FREQUENCY
                                      BROADBAND     CONTROL    FIBER-OPTIC     CONTROLS
                                       PRODUCTS     PRODUCTS     PRODUCTS      PRODUCTS       TOTAL
                                      ---------    ---------   -----------     --------       -----

YEAR ENDED DECEMBER 31, 1998
Sales..........................       $ 123,760    $  74,794    $ 52,791        $ 96,521     $ 347,866
Depreciation...................           3,517        3,194       3,337           4,046        14,094
Amortization...................           4,639          638         866             214         6,357
Operating income...............          34,617        8,460       8,452          10,603        62,132
Equity in net income
   of affiliated companies.(1).              --          665       1,800              --         2,465
Minority interest in income
   before income taxes of
   subsidiaries................          (1,199)         --           --              --        (1,199)
Segment income.................          33,418       9,125       10,252          10,603        63,398
Segment assets.................          66,236      98,769       35,038          51,801       251,844
Capital expenditures...........           6,827       4,408        1,808           3,269        16,312

YEAR ENDED DECEMBER 31, 1997
Sales..........................         107,136      56,411       54,513          96,328       314,388
Depreciation...................           3,284       1,937        2,801           3,864        11,886
Amortization...................           4,504         231          867             233         5,835
Operating income...............          26,858       9,001       10,407           9,677        55,943
Equity in net income (loss)
   of affiliated companies.....              --         (48)          46              --            (2)
Minority interest in income
   before income taxes of
   subsidiaries................          (2,049)         --           --              --        (2,049)
Segment income.................          24,809       8,953       10,453           9,677        53,892
Segment assets.................          56,351      43,531       31,217          43,972       175,071
Capital expenditures...........           3,653       2,380        3,296           4,224        13,553

YEAR ENDED DECEMBER 31, 1996
Sales..........................         127,754      43,954       39,825          92,003       303,536
Depreciation...................           2,925       1,640        1,815           3,441         9,821
Amortization...................           2,350         195          844             220         3,609
Operating income...............          42,774       6,108        5,159           9,386        63,427
Equity in net loss
   of affiliated companies.....              --        (306)        (180)             --          (486)
Minority interest in income
   before income taxes of
   subsidiaries................         (13,056)         --           --              --       (13,056)
Segment income.................          29,718       5,802        4,979           9,386        49,885
Segment assets.................          64,585      27,972       31,884          44,150       168,591
Capital expenditures...........           8,215       2,467        7,205           4,869        22,756


   The following are reconciliations to corresponding totals in the accompanying consolidated financial statements:



                                                    1996          1997          1998
                                                 ----------    ----------    ----------
INCOME
   Total for reportable segments.............    $  49,885     $  53,892     $  63,398
   Corporate.................................       (7,641)       (8,096)       (7,002)
   Interest expense..........................       (5,767)      (10,973)      (10,146)
   Interest income...........................          541           393           986
   Equity in net income of affiliated
    companies................................          476            35           292
   Minority interest in income before
      income taxes of subsidiaries...........       13,056         2,049         1,199
   Unusual transactions (2)..................       11,462          (615)       (3,997)
                                                 ---------     ---------     ---------
      Income from continuing operations
       before income taxes, minority
       interest and  extraordinary charge....       62,012        36,685        44,730

ASSETS
   Total for reportable segments.............      168,591       175,071       251,844
   Goodwill and other intangible assets, net.      166,498       178,577       196,531
   Deferred income taxes.....................       26,558        16,918        12,242
   Investment in affiliates..................        8,315         8,358        11,014
   Corporate (3).............................        4,323         8,866        10,806
                                                 ---------     ---------     ---------
      Total assets...........................      374,285       387,790       482,437

CAPITAL EXPENDITURES
   Total for reportable segments.............       22,756        13,553        16,312
   Corporate.................................          449         1,144           522
                                                 ---------     ---------     ---------
      Total capital expenditures.............       23,205        14,697        16,834

DEPRECIATION EXPENSE
   Total for reportable segments.............        9,821        11,886        14,094
   Corporate.................................          207           401           264
                                                 ---------     ---------     ---------
      Total depreciation expense.............       10,028        12,287        14,358

AMORTIZATION EXPENSE
   Total for reportable segments.............        3,609         5,835         6,357
   Corporate (4).............................          361           957         1,340
                                                 ---------     ---------     ---------
      Total amortization expense.............        3,970         6,792         7,697



(1)   Includes gain on sale of equity investment in Frequency Control
      Products.

(2) Unusual transactions for 1998 include the following: an inventory write-down of $1.4 million; a $1.0 million charge related to the purchase accounting for inventory at Tele Quarz; a $0.9 million plant and equipment write-down; and $0.7 million of reorganization and severance charges. Unusual transactions for 1997 include a $0.6 million charge related to the purchase accounting for inventory at Piezo. Unusual transactions for 1996 include the following: a gain of $21.5 million from the sale of equity investments; reorganization and severance charges of $3.8 million; a $4.2 million charge associated with the write-down of certain assets and a reserve for potential legal and environmental matters, of which $1.2 million related to investment in affiliates; a $1.1 million correction of improperly capitalized expenses; and a $0.9 million charge related to the purchase accounting for inventory at Gilbert.

(3) Principally cash and cash equivalents, fixed assets and other non-current assets.

(4)   Capitalized debt costs and restricted stock.


   The geographic areas of the Company's sales for the years ended December 31 and long-lived assets at December 31 are as follows (dollars in thousands):

                                                              SALES (1)
                                               ---------------------------------------
                                                    1996          1997          1998
                                               ------------    ----------    ---------
United States.........................           $ 199,726     $  200,005    $  241,363
Foreign countries.....................             103,810        114,383       106,503
                                                 ---------     ----------    ----------
   Consolidated sales.................           $ 303,536     $  314,388    $  347,866
                                                 =========     ==========    ==========


(1)  Sales are attributed to countries based on the location of customers.


                                                            LONG-LIVED ASSETS
                                               ---------------------------------------
                                                    1996          1997          1998
                                               ------------    ----------    ---------

United States.........................           $ 214,792     $  234,676    $  236,102
Germany...............................                  --             --        46,590
Other foreign countries...............              27,733         23,224        26,714
                                                 ---------     ----------    ----------
   Long-lived assets..................           $ 242,525     $  257,900    $  309,406
                                                 =========     ==========    ==========


(11) CURRENT ACCRUED LIABILITIES:

   The following table summarizes the Company's current accrued liabilities at December 31 (dollars in thousands):


                                                                  1997          1998
                                                                --------      --------
Wages, bonuses, commissions, vacation,
    and other compensation...............                      $   10,481    $   10,383
Income taxes.............................                           5,049         3,034
Insurance................................                           2,718         1,916
Other....................................                          10,969        15,120
                                                               ----------    ----------
                                                               $   29,217    $   30,453
                                                               ==========    ==========


(12) ACCUMULATED OTHER COMPREHENSIVE INCOME:

   In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." This statement requires disclosure of comprehensive income and its components in interim and annual reports. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by stockholders and distributions to stockholders. Accordingly, the components of comprehensive income include net income, cumulative translation adjustments, minimum pension liability adjustments and unrealized gains and losses on available-for-sale securities.

   The components of other comprehensive income are as follows (dollars in thousands):



                                                   FOREIGN         MINIMUM                    ACCUMULATED
                                                   CURRENCY        PENSION      UNREALIZED       OTHER
                                                  TRANSLATION     LIABILITY      GAINS ON    COMPREHENSIVE
                                                   ADJUSTMENT     ADJUSTMENT    SECURITIES       INCOME
                                                 -------------   ------------  ------------ ---------------
Balance at December 31, 1995.............       $   248          $    --        $    --       $    248

Currency translation adjustment..........          (626)              --             --           (626)
                                                -------          -------        -------       --------
Balance at December 31, 1996.............          (378)              --             --           (378)

Currency translation adjustment..........        (1,520)              --             --         (1,520)
Unrealized gains on securities...........            --               --            303            303
Deferred taxes relating to unrealized
   gains on securities...................            --               --           (117)          (117)
                                                -------          -------        -------       --------
Balance at December 31, 1997.............        (1,898)              --            186         (1,712)

Currency translation adjustment..........        (1,067)              --             --         (1,067)
Minimum pension liability adjustment.....            --           (1,697)            --         (1,697)
Reclassification adjustment relating
   to unrealized gains on securities.....            --               --           (303)          (303)
Deferred taxes relating to
   reclassification adjustment...........            --               --            117            117
                                                -------          -------        -------       --------
Balance at December 31, 1998.............       $(2,965)         $(1,697)       $    --       $ (4,662)
                                                =======          =======        =======       ========


(13) COMMITMENTS AND CONTINGENCIES:

   The Company incurred rent expense for facilities and office equipment of $4,601,000, $3,970,000 and $4,296,000 in 1996, 1997 and 1998, respectively.
At December 31, 1998, the Company was committed under non-cancellable operating leases for minimum annual rentals for the next five years as follows: 1999 - $4,260,000; 2000 - $3,814,000; 2001 - $3,260,000; 2002 -
$2,494,000; 2003 - $1,547,000; thereafter - $7,835,000.

   Various pending or threatened legal proceedings by or against the Company or one or more of its subsidiaries involve alleged breaches of contract, torts and miscellaneous other causes of action. The Company does not consider any of such proceedings to be material to the Company's financial position, results of operations, or liquidity. In January 1997 the Company discovered that the controller at one of its divisions had improperly capitalized expenses that should have been expensed during the periods in which they were incurred. The Company filed amended Form 10-Qs for the first three quarters of 1996 during February 1997 to correct these errors. The Company is voluntarily cooperating with the Securities and Exchange Commission (the "SEC") on an informal basis with respect to inquiries by the SEC concerning these matters.

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

   The following is a summary of the unaudited quarterly results of operations for 1997 and 1998 (dollars in thousands, except per share date):


                                                               QUARTER ENDED
                                           -----------------------------------------------------
                                              MARCH 31      JUNE 30    SEPTEMBER 30  DECEMBER 31    FULL YEAR
                                           ------------   -----------  ------------  -----------    ---------
1997
   Net sales..........................        $ 73,042      $ 80,306     $ 76,975     $ 84,065       $314,388
   Gross profit.......................        $ 25,086      $ 30,783     $ 28,602     $ 31,943       $116,414
   Net income.........................        $  4,027      $  5,361     $  5,824     $  6,524       $ 21,736
   Earnings per share - basic
      Net income......................        $    .22      $    .30     $    .33     $    .37       $   1.22
   Earnings per share - diluted
      Net income......................        $    .22      $    .30     $    .32     $    .36       $   1.20

1998
   Net sales..........................        $ 79,214      $ 88,662     $ 81,627     $ 98,363       $347,866
   Gross profit.......................        $ 29,674      $ 34,033     $ 30,172     $ 31,630       $125,509
   Net income.........................        $  6,492      $  7,916     $  7,404     $  5,527       $ 27,339
   Earnings per share - basic
      Net income......................        $    .37      $    .44     $    .41     $    .32       $   1.54
   Earnings per share - diluted
      Net income......................        $    .35      $    .41     $    .39     $    .31       $   1.46


Fourth Quarter - 1998

   The Company recorded a $1.9 million charge, net of tax, in the Frequency Control Products segment related to the reorganization of certain Frequency Control Products operations.

   The Company recorded a $0.6 million charge, net of tax, related to the purchase accounting for inventory at Tele Quarz.

Fourth Quarter - 1997

   The Company recorded a charge of $0.4 million, net of tax, related to the purchase accounting for inventory at Piezo.

   The Company received $1.0 million of royalty income that included approximately $0.6 million relating to 1996. Royalty income is reported as an offset to selling, general, and administrative expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   For information with respect to the executive officers of the registrant, see "Executive Officers of the Registrant" in Part I of this report. For information with respect to the directors of the registrant, see "Election of Directors" in the Proxy Statement, incorporated herein by reference, to be filed no later than March 31, 1999 for the Annual Meeting of Stockholders to be held on April 23, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

   The information set forth under the caption "Compensation of Executive Officers" and "Compensation of Directors" in the Proxy Statement to be filed no later than March 31, 1999 for the Annual Meeting of Stockholders to be held on April 23, 1999 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Directors and Executive Officers" in the Proxy Statement to be filed no later than March 31, 1999 for the Annual Meeting of Stockholders to be held on April 23, 1999 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement to be filed no later than March 31, 1999 for the Annual Meeting of Stockholders to be held on April 23, 1999 is incorporated herein by reference.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of the report:

     1.   Financial Statements

          Consolidated balance sheet at December 31, 1997 and 1998

          Consolidated statement of operations for the years ended
           December 31, 1996, 1997 and 1998

          Consolidated statement of stockholders' equity for the years ended December 31, 1996, 1997 and 1998

          Consolidated statement of cash flows for the years ended
           December 31, 1996, 1997 and 1998

          Notes to consolidated financial statements

     2.   Schedule

          II   -   Valuation and qualifying accounts

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

 (3)(c) Bylaws of Oak Industries Inc. as amended through December 7, 1995, filed as Exhibit (3)(c) to Form 10-K dated February 11, 1998 is incorporated herein by this reference.

 (4)(a) Rights Agreement dated as of December 7, 1995, between Oak Industries Inc. and Bank of Boston as Rights Agent, filed as
          Exhibit 1 to the Company's Form 8-K dated December 27, 1995 is incorporated herein by this reference.

 (4)(b) Indenture between Oak Industries Inc. and the State Street Bank and Trust Company, as Trustee, dated as of February 25, 1998, filed as Exhibit 4.2 to the Company's Form S-3, Registration Number 333-50093, dated April 14, 1998 is incorporated herein by this reference.

 (4)(c) Registration Rights Agreement dated as of February 20, 1998 by and among Oak Industries Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Lehman Brothers and Cowen and Company, filed as Exhibit 4.3 to the Company's Form S-3, Registration Number 333-50093, dated April 14, 1998 is incorporated herein by this reference.

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

 (10)(c) 1992 Stock Option and Restricted Stock Plan, as amended effective as of December 17, 1997, filed as Exhibit (10)(d) to Form 10-K dated February 11, 1998 is incorporated herein by this reference.

 (10)(d) Oak Industries Inc. Non-Qualified Stock Option Plan, as amended effective as of October 22, 1998, filed herewith.

 (10)(e) 1995 Stock Option and Restricted Stock Plan, as amended effective as of April 24, 1998, filed as Exhibit 10.1 to the Form 10-Q dated May 12, 1998 is incorporated herein by this reference.

 (10)(f) Lasertron, Inc. 1982 Incentive Stock Option Plan and 1992 Stock Option Plan filed as Exhibit 10.1 and 10.2 to Form S-8 dated September 21, 1995 are incorporated herein by this reference.

 (10)(g) Credit Agreement (the "Credit Agreement") dated as of November 1, 1996 among Oak Industries Inc., the lenders from time to time party thereto and the Chase Manhattan Bank, as administrative agent and issuing bank, filed as Exhibit 10 to Form 10-Q dated November 14, 1996 is incorporated herein by this reference.

 (10)(h) Amendment No. 1 dated as of December 13, 1996 to the Credit Agreement, filed as Exhibit 10 to Form 10-Q dated May 14, 1997 is incorporated herein by this reference.

 (10)(i) Second Amendment dated as of October 6, 1997 to the Credit Agreement, filed as Exhibit 10 to the Form 10-Q dated November 12, 1997 is incorporated herein by this reference.

 (10)(j) Third Amendment to the Credit Agreement dated as of February 13, 1998, filed as Exhibit 10.2 to Form 10-Q dated May 12, 1998 is incorporated herein by this reference.

 (10)(k) Fourth Amendment to the Credit Agreement dated as of October 2, 1998 filed as Exhibit 10.1 to Form 10-Q dated November 12, 1998 is incorporated herein by this reference.

 (10)(l) Fifth Amendment to the Credit Agreement dated as of October 28, 1998, filed as Exhibit 10.2 to Form 10-Q dated November 12, 1998 is incorporated herein by this reference.

 (10)(m) Form of Severance Agreement dated as of May 1, 1998 by and between the Company and each of William S. Antle III, Coleman S. Hicks and Pamela F. Lenehan, filed as Exhibit 10.1 to Form 10-Q dated August 12, 1998 is incorporated herein by this reference.

 (10)(n) Oak Industries Inc. Severance Plan filed as Exhibit 10.2 to Form 10-Q dated August 12, 1998 is incorporated herein by this reference.

 (13) 1998 Annual Report to be provided no later than March 31, 1999 for the information of the Commission and not deemed "filed" as a part of the filing.

 (21)     Subsidiaries of the Company, filed herewith.

 (27) Financial Data Schedule (Submitted only to the Securities and Exchange Commission in electronic format for its information only).

(b)  Reports on Form 8-K:

     On October 30, 1998, the Company filed a report on Form 8-K regarding its acquisition, through a wholly-owned subsidiary, of Tele Quarz GmbH.

               CONSENT OF INDEPENDENT ACCOUNTANTS

   We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File Nos. 33-14708, 33-62817, 33-59073, 33-32104, 2-
83639, 33-53012, 33-58878, 333-50093, 333-65641 and 333-65643) of Oak
Industries Inc. of our report dated February 9, 1999 appearing in this Form
10-K.

PricewaterhouseCoopers LLP



Boston, Massachusetts
March 19, 1999

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OAK INDUSTRIES INC.


Date:  March 19, 1999                  By:  WILLIAM S. ANTLE III
                                           (William S. Antle III)
                                            Chairman of the Board,
                                                President and
                                           Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



            NAME                  TITLE                               DATE
            ----                  -----                               ----
                                  <C<
 WILLIAM S. ANTLE III             President and                        March 19, 1999
(William S. Antle III)            Chief Executive Officer
                                  (Principal Executive Officer)





 COLEMAN S. HICKS                 Senior Vice President                March 19, 1999
(Coleman S. Hicks)                and Chief Financial Officer
                                  (Principal Financial Officer)





 RODERICK M. HILLS                Vice Chairman of                     March 19, 1999
(Roderick M. Hills)               the Board





 BETH L. BRONNER                  Director                             March 19, 1999
(Beth L. Bronner)





 DANIEL W. DERBES                 Director                             March 19, 1999
(Daniel W. Derbes)





 GILBERT E. MATTHEWS              Director                             March 19, 1999
(Gilbert E. Matthews)





 CHRISTOPHER H. B. MILLS          Director                             March 19, 1999
(Christopher H. B. Mills)





 ELLIOT L. RICHARDSON             Director                             March 19, 1999
(Elliot L. Richardson)



                           OAK INDUSTRIES INC.

                               SCHEDULE II

                     VALUATION AND QUALIFYING ACCOUNTS

            For the Years Ended December 31, 1996, 1997 and 1998
                          (dollars in thousands)




ALLOWANCE FOR LOSSES IN COLLECTION
                                                             1996          1997         1998
                                                            ------        ------        ------
Balance, beginning of year.........................        $ 1,573      $ 2,330       $  2,582
Provision charged to selling, general,
 and administrative expenses.......................            812          335            647
Recoveries of accounts previously written off......              3           11             --
Less write-off of uncollectible accounts...........            (58)        (194)          (668)
Acquisition of businesses..........................             --          100            312
                                                           -------      -------       --------

Balance, end of year...............................        $ 2,330      $ 2,582       $  2,873
                                                           =======      =======       ========

