Form 10-Q
period 1999-03-31
OAK INDUSTRIES INC
filed 1999-05-14
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                   FORM 10-Q
                              ------------------


                     For Quarter Ended March 31, 1999

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

As of May 12, 1999, the Company had outstanding 18,213,396 shares of Common Stock, $0.01 par value per share.


===========================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  CONSOLIDATED CONDENSED BALANCE SHEET
                                         (Dollars in thousands)
                                              (Unaudited)

                                                       December 31, 1998               March 31, 1999
                                                     ---------------------         ---------------------
ASSETS
Current assets:
   Cash and cash equivalents..................                    $  13,754                      $  16,331
   Receivables, less reserves.................                       59,968                         65,975
   Inventories:
      Raw materials...........................        28,225                        26,633
      Work in process.........................        33,699                        32,496
      Finished goods..........................        15,397         77,321         11,622          70,751
                                                   ---------                     ---------
   Deferred income taxes......................                       11,491                         11,733
   Other current assets.......................                        2,902                          3,059
                                                                  ---------                      ---------
         Total current assets.................                      165,436                        167,849
Plant and equipment, at cost..................       199,027                       199,471
Less - accumulated depreciation...............      (100,057)        98,970       (104,531)         94,940
                                                   ---------                     ---------
Goodwill and other intangible assets, less
   accumulated amortization of
   $23,566 and $24,830........................                      196,531                        193,301
Investment in affiliates......................                       11,014                         10,641
Other assets..................................                       10,486                         12,730
                                                                  ---------                      ---------
         Total Assets.........................                    $ 482,437                      $ 479,461
                                                                  =========                      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt..........                    $   2,051                      $   1,800
   Accounts payable...........................                       20,800                         19,627
   Accrued liabilities........................                       30,453                         22,105
                                                                  ---------                      ---------
         Total current liabilities............                       53,304                         43,532

Other Liabilities.............................                        8,603                         11,188
Long-Term Debt, Net of Current Portion........                      119,555                        119,498
4 7/8% Convertible Subordinated Notes.........                      100,000                        100,000

Stockholders' Equity:
   Common stock...............................           192                           194
   Additional paid-in capital.................       312,860                       317,630
   Accumulated deficit........................       (70,617)                      (64,593)
   Accumulated other comprehensive income.....        (4,662)                      (10,234)
   Unearned compensation - restricted stock...          (995)                       (2,023)
   Treasury stock.............................       (35,541)                      (35,469)
   Other......................................          (262)       200,975           (262)        205,243
                                                   ---------      ---------      ---------       ---------
         Total Liabilities and
            Stockholders' Equity..............                    $ 482,437                      $ 479,461
                                                                  =========                      =========

See accompanying notes to consolidated condensed financial statements.

                        CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                         (Dollars in thousands, except per share data)
                                          (Unaudited)

                                                                       For the Three Months
                                                                          Ended March 31,
                                                                      ----------------------
                                                                        1998          1999
                                                                      --------      --------

Net sales.................................................           $  79,214     $  104,833
Cost of sales.............................................             (49,540)       (70,656)
                                                                     ---------     ----------
Gross profit..............................................              29,674         34,177
Selling, general and administrative expenses..............             (17,170)       (20,976)
                                                                     ---------     ----------
Operating income..........................................              12,504         13,201

Interest expense..........................................              (2,565)        (3,527)
Interest income...........................................                 177             99
Equity in net income of affiliated companies..............                 584           (359)
                                                                     ---------     ----------
Income before income taxes and minority interest..........              10,700          9,414
Income tax provision......................................              (4,066)        (3,390)

Minority interest in net income of subsidiaries...........                (142)            --
                                                                     ---------     ----------

Net income................................................           $   6,492     $    6,024
                                                                     =========     ==========

Income per share - basic
      Net income..........................................           $     .37     $      .34
                                                                     =========     ==========
Weighted average number of shares outstanding - basic.....              17,744         17,542
                                                                     =========     ==========

Income per share - diluted
      Net income..........................................           $     .35     $      .33
                                                                     =========     ==========
Weighted average number of shares outstanding - diluted...              19,464         20,851
                                                                     =========     ==========

See accompanying notes to consolidated condensed financial statements.

                       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Dollars in thousands)
                                        (Unaudited)

                                                                        For the Three Months
                                                                           Ended March 31,
                                                                     ------------------------
                                                                       1998            1999
                                                                     --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Net income.............................................           $   6,492       $  6,024
   Adjustments to reconcile net income to net cash
            provided by operations:
         Depreciation.....................................               3,427          4,826
         Amortization.....................................               1,825          2,137
         Minority interest................................                 142             --
         Gain on the sale of equity investments...........                (477)            --
         Undistributed earnings of affiliated companies...                (107)           359
         Changes in assets and liabilities:
            Receivables...................................              (3,501)        (6,629)
            Inventories...................................              (5,264)         5,637
            Accounts payable and accrued liabilities......               3,696         (8,535)
            Other.........................................                  57           (357)
                                                                     ---------       --------
Net cash provided by operations...........................               6,290          3,462
                                                                     ---------       --------

Investing Activities:
   Capital expenditures...................................              (3,106)        (3,674)
   Other..................................................                  24            135
                                                                     ---------       --------
Net cash used in investing activities.....................              (3,082)        (3,539)
                                                                     ---------       --------

Financing Activities:
   Long-term borrowings...................................             104,000         13,000
   Repayment of borrowings................................            (110,191)       (12,655)
   Exercise of stock options..............................               1,160          2,923
   Dividends paid to minority stockholders................                (458)            --
   Deferred debt issuance costs...........................              (3,213)            --
                                                                     ---------       --------
Net cash provided by (used in) financing activities.......              (8,702)         3,268
                                                                     ---------       --------

Effect of exchange rate changes on cash
   and cash equivalents...................................                 (30)          (614)
                                                                     ---------       --------

Cash and Cash Equivalents:
   Net change during the period...........................              (5,524)         2,577
   Balance, beginning of period...........................               8,642         13,754
                                                                     ---------       --------
   Balance, end of period.................................           $   3,118       $ 16,331
                                                                     =========       ========

See accompanying notes to consolidated condensed financial statements.

                        OAK INDUSTRIES INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The consolidated condensed financial statements have been prepared by Oak Industries Inc. (together with its consolidated subsidiaries, the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1998 and March 31, 1999, and the results of its operations and cash flows for the three month periods ending March 31, 1998 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. The Company paid interest on debt for the three months ended March 31, 1998 and 1999 in the amounts of $2.3 million and $4.3 million, respectively. Income taxes paid during the three months ended March 31, 1998 and 1999 were $1.1 million and $4.1 million, respectively.

3. The following represents a reconciliation of the net income and weighted average number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):

                                                               For the Three Months
                                                                   Ended March 31,
                                                               ----------------------
                                                                 1998          1999
                                                               --------      --------

   Basic
      Net income....................................           $   6,492     $   6,024
      Weighted average shares outstanding...........              17,744        17,542
      Net income per share..........................           $     .37     $     .34
                                                               =========     =========

   Diluted
      Net income....................................           $   6,492     $   6,024
      Interest expense and amortization of deferred
         costs, net of tax, related to 4 7/8%
         convertible subordinated notes.............                 320           833
                                                               ---------     ---------
      Net income as adjusted........................           $   6,812     $   6,857

      Weighted average shares:
         Outstanding................................              17,744        17,542
         Incremental shares related to 4 7/8%
            convertible subordinated notes..........               1,035         2,587
      Incremental shares related to other common
         stock equivalents..........................                 685           722
                                                               ---------     ---------
      Total shares outstanding, as adjusted.........              19,464        20,851
      Net income per share..........................           $     .35     $     .33
                                                               =========     =========



4. Certain items in the 1998 financial statements have been reclassified to conform with 1999 presentation.

5. The Company's total comprehensive income was $6.4 million and $0.5 million for the three months ended March 31, 1998 and 1999, respectively. The difference between comprehensive income and net income is due to the inclusion of foreign currency translation adjustments and unrealized gains on available-for-sale securities in comprehensive income. For the three months ended March 31, 1998 and 1999, foreign currency translation adjustments were losses of $0.2 million and $5.6 million, respectively, and unrealized gains on available-for-sale securities amounted to $0.1 million for the three months ended March 31, 1998. There were no unrealized gains on available-for-sale securities for the three months ended March 31, 1999.

6. The Company's reportable segments are business units that offer different products. The Company has four reportable segments: the "Cable Broadband Products Segment," which manufactures coaxial connector products used primarily in broadband networks; the "Frequency Control Products Segment," which manufactures quartz-based crystals and oscillators for wireless base stations and telecommunications applications; the "Fiber-Optic Products Segment," which manufactures fiber-optic components primarily used in wired telephony networks; and the "Controls Products Segment," which manufactures components for gas ranges, and switches and encoders used in a variety of applications.

   Reported segment income is operating income and equity in net income
(loss) of affiliated companies directly attributable to the segment, adjusted for minority interest in income before income taxes of subsidiaries. Operating income is before corporate expenses, interest, and unusual transactions. Equity in net income (loss) of affiliated companies is before unusual transactions.

   Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):


                                        CABLE      FREQUENCY
                                      BROADBAND     CONTROL    FIBER-OPTIC      CONTROLS
                                       PRODUCTS     PRODUCTS     PRODUCTS       PRODUCTS       TOTAL
                                      ---------    ---------   -----------      --------       -----

QUARTER ENDED MARCH 31, 1999
  Sales............................   $ 34,676     $  25,994     $ 17,503       $ 26,660     $ 104,833
  Operating income.................     10,010        (1,385)       3,621          2,648        14,894
  Equity in net income of
    affiliated companies...........         --            --         (359)            --          (359)
  Minority interest in income
    before income taxes of
    subsidiaries...................         --            --           --             --            --
  Segment income...................     10,010        (1,385)       3,262          2,648        14,535

QUARTER ENDED MARCH 31, 1998
  Sales............................     25,567        17,118       13,108         23,421        79,214
  Operating income.................      6,121         2,649       2,295          2,529        13,594
  Equity in net income of
    affiliated companies (1).......         --           370          223             --           593
  Minority interest in income
    Before income taxes of
    Subsidiaries...................       (252)           --           --             --          (252)
  Segment income...................      5,869         3,019        2,518          2,529        13,935


The following is a reconciliation of combined segment income to consolidated income before income taxes and minority interest:

                                                               For the Three Months
                                                                   Ended March 31,
                                                               ----------------------
                                                                 1998          1999
                                                               --------      --------

  Total income for reportable segments....................     $  13,935     $  14,535
  Corporate...............................................        (1,090)       (1,693)
  Interest expense........................................        (2,565)       (3,527)
  Interest income.........................................           177            99
  Equity in net income (loss) of affiliated companies.....            (9)           --
  Minority interest in income before income taxes
         of subsidiaries..................................           252            --
                                                               ---------     ---------
  Income before income taxes and minority interest........     $  10,700     $   9,414
                                                               =========     =========

(1) Includes gain on sale of an equity investment in the Frequency Control Products Segment.

7.  Subsequent event:

    On April 21, 1999, the Company announced that it had initiated discussions with investment bankers and other advisors about the possible initial public offering of a minority interest in its wholly-owned subsidiary, Lasertron, Inc. ("Lasertron"). The Company stated that such an initial public offering could be followed by a tax-free spin-off of the remaining shares of Lasertron, subject to, among other things, a favorable ruling from the Internal Revenue Service and approval by the Company's Board of Directors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER RESULTS OF OPERATIONS
-----------------------------------

SUMMARY

   Net sales increased 32% to $104.8 million in the first quarter of 1999 from $79.2 million in the first quarter of 1998. Each of the Company's business segments significantly increased sales in the first quarter of 1999 compared to sales during the first quarter of 1998. Net income decreased to $6.0 million in the first quarter of 1999 from $6.5 million in the first quarter of 1998 primarily due to reduced profitability in the Frequency Control Products Segment.

SALES

   Sales by the Frequency Control Products Segment for the first quarter of 1999 increased 52% over sales in the first quarter of 1998 primarily as the result of the addition of sales by Tele Quarz GmbH ("Tele Quarz"), which was acquired during the fourth quarter of 1998. The Cable Broadband Products Segment increased its sales for the first quarter of 1999 by 36% over sales for the first quarter of 1998 mainly as a result of strong demand from domestic CATV customers. The successful introduction of several new products and increased international sales also contributed to the growth in sales by the Cable Broadband Products Segment. Sales by the Fiber-Optic Products Segment during the first quarter of 1999 grew by 34% compared to the comparable period in the prior year primarily as the result of increased sales of 980 nm pump products, including the sales of significantly increased volumes of 980 nm pump products with optical power greater than 150 mW. The Controls Products Segment's sales during the first quarter of 1999 increased by 14% compared to the sales levels achieved during the first quarter of 1998. Within the Controls Products Segment, sales of both gas range components and switch and encoder products increased as the result of market share gains and the introduction of new products.

GROSS PROFIT

   The gross profit margin for the first quarter of 1999 was 32.6% compared to 37.5% during the first quarter of 1998. The decrease in gross profit margin was mainly the result of reduced gross profit margin in the Frequency Control Products Segment. The reduced margin in the Frequency Control Products Segment was caused by increased costs associated with the reorganization of the segment's North American operations and by the inclusion of the results of Tele Quarz, which sells products with gross margins lower than the gross profit margin for the products sold by the Frequency Control Products Segment during the first quarter of 1998.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

   Selling, general, and administrative expenses increased to $21.0 million during the first quarter of 1999 compared to $17.2 million of such expenses during the first quarter of 1998. This increase was primarily the result of the addition of selling, general, and administrative expenses of Tele Quarz.

INTEREST EXPENSE

   Interest expense increased to $3.5 million during the first quarter of 1999 from $2.6 million during the first quarter of 1998. The increase resulted mainly from higher outstanding borrowings related to the acquisition of Tele Quarz.

INCOME TAXES

   The effective income tax rate for financial reporting purposes for the first quarter of 1999 was 36.0%. The tax rate for the comparable prior year period was 38.0%. The lower effective tax rate during the first quarter of 1999 resulted primarily from tax savings related to the financing structure of the Tele Quarz acquisition.

MINORITY INTEREST IN NET INCOME OF SUBSIDIARIES

   There was no Minority Interest in Net Income of Subsidiaries during the first quarter of 1999 as the Company purchased, on October 30, 1998, the remaining 3.75% of Gilbert Engineering Co., Inc. held by certain minority shareholders. During the first quarter of 1998, Minority Interest in Net Income of Subsidiaries was $0.1 million.

EQUITY IN NET INCOME OF AFFILIATED COMPANIES

   Equity in net income of affiliated companies reflected a loss of $0.4 million for the first quarter of 1999 compared to income of $0.6 million in the comparable prior year period. Equity in net income of affiliated companies during the first quarter of 1998 included a $0.5 million gain from the Company's sale to its partner of its 50% interest in a joint venture that manufactured quartz crystal blanks in Venezuela. During the first quarter of 1999, the Company reported a loss of $0.4 million from its interest in Wuhan Telecommunications Devices Co. ("WTD"), its Chinese joint venture, compared to income of $0.2 million during the first quarter of 1998. This loss resulted from reduced sales volume at WTD.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Net cash provided by operations for the first quarter of 1999 was $3.5 million compared to $6.3 million for the first quarter of 1998. This decrease was primarily the result of an increase in net working capital requirements.

   Capital expenditures for the first quarter of 1999 were $3.7 million compared to $3.1 million for the first quarter of 1998. Capital expenditures during the first quarter of 1999 were mainly for equipment to increase capacity.

   The Company believes that its existing cash balances, the funds generated by its operations, and its revolving credit facility will be sufficient to fund the Company's ongoing operations for the foreseeable future.

IMPACT OF THE EURO CURRENCY
---------------------------

   On January 1, 1999, the members of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the "Euro". As a result, the Euro now trades on currency exchanges and may be used for business transactions utilizing electronic fund transfer. Conversion to the Euro has the effect of eliminating exchange rate risk between member countries, as exchange rates are now permanent. Beginning in January 2002, new Euro-denominated currency will be issued, and legacy currency will be removed from circulation during the first six months of that year. The Company's subsidiaries that are affected by the Euro conversion have modified business processes to accommodate Euro denominated transactions. Certain of the Company's operations expect to implement additional changes to improve the processing of Euro denominated transactions. The anticipated future increase in Euro denominated transactions is not expected to have a material impact on the Company's business or results of operations, and the Company believes that its currency risk in participating countries may be reduced as the legacy currencies are converted to the Euro.

YEAR 2000 COMPLIANCE
--------------------

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

   The Company has focused the required resources on this area and anticipates that all systems will be compliant by the third quarter of 1999. Approximately $3.3 million in capital investment has been made to date for these systems improvements. The Company has planned an additional $1.2 million to $2.2 million in capital expenditures for upgrades still to be completed.

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

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS
------------------------------------------

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

RISKS AND UNCERTAINTIES
-----------------------

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

   The Company's operations are subject to a variety of laws, regulations and licensing requirements, including governmental regulations relating to the environment. In addition, various pending or threatened legal proceedings by or against Oak Industries Inc. or one or more of its subsidiaries involve alleged breaches of contract, torts and miscellaneous other causes of action. The Company does not currently believe that its compliance with applicable regulations or any litigation against the Company will have a material adverse effect on the Company. However, there can be no assurance that future compliance efforts or litigation will not have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates on its borrowings. In the normal course of its business, the Company manages its exposure to these risks as described below. The Company does not engage in trading market risk sensitive instruments for speculative purposes.

FOREIGN EXCHANGE
----------------

   During the first quarter of 1999, less than 20% of the Company's business was transacted in currencies other than the U.S. dollar. From time to time, the Company enters into forward exchange contracts as a hedge against the foreign currency exchange risk on transactions denominated in foreign currencies. The Company has not entered into forward exchange contracts for speculative or trading purposes. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of March 31, 1999, the analysis demonstrated that such market movements would not have had a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from this analysis, however, based on changes in the timing and amount of foreign currency rate movements and the Company's actual exposures. The Company believes that its exposure to foreign currency exchange rate risk at March 31, 1999 was not material. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties."

INTEREST RATES
--------------

   As of March 31, 1999, the Company had outstanding borrowings that were subject to a floating interest rate. The Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations on a portion of these borrowings. These swap agreements provide for the exchange of floating rate for fixed interest payments periodically over the life of the agreements without any change to the underlying notional amounts.

   The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the borrowings described above. As of March 31, 1999, the analysis demonstrated that such movement would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate movements and the Company's actual exposures. The Company believes that it has minimal exposure to interest rate risk. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties."

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2.  CHANGES IN SECURITIES

   On January 1, 1999, the Company issued 3,000 shares of its common stock to non-employee members of its Board of Directors. These shares were issued to such directors in consideration for past services to the Company. On March 5, 1999, the Company issued 307 shares of its common stock to a departing employee from its Supplemental Retirement Income Plan (the "SRIP"). These shares represented vested matching contributions made by the Company to the former employee's SRIP account. All of the above transactions were effected pursuant to exemptions from registration under
Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations thereunder.

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

    (b)   Reports on Form 8-K:
          None.

                      OAK INDUSTRIES INC.

                           SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          OAK INDUSTRIES INC.


Date:  May 14, 1999                       /s/ Coleman S. Hicks
                                              Coleman S. Hicks
                                              Senior Vice President and
                                              Chief Financial Officer