Form 10-Q
period 1999-06-30
OAK INDUSTRIES INC
filed 1999-08-16
CIK 73568

===========================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                   FORM 10-Q
                              ------------------


                     For Quarter Ended June 30, 1999

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

As of August 11, 1999, the Company had outstanding 18,256,652 shares of Common Stock, $0.01 par value per share.


===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  CONSOLIDATED CONDENSED BALANCE SHEET
                                         (Dollars in thousands)
                                              (Unaudited)



                                                       December 31, 1998               June 30, 1999
                                                     ---------------------         ---------------------
ASSETS
Current assets:
   Cash and cash equivalents..................                       $  13,754                     $   7,739
   Receivables, less reserves.................                          59,968                        66,282
   Inventories:
      Raw materials...........................          28,225                          26,262
      Work in process.........................          33,699                          33,561
      Finished goods..........................          15,397          77,321          11,688        71,511
                                                     ---------                       ---------
   Deferred income taxes......................                          11,491                        10,930
   Other current assets.......................                           2,902                         4,034
                                                                     ---------                     ---------
         Total current assets.................                         165,436                       160,496
Plant and equipment, at cost..................         199,027                         202,681
Less - accumulated depreciation...............        (100,057)         98,970        (108,723)       93,958
                                                     ---------                       ---------
Goodwill and other intangible assets, less
   accumulated amortization of
   $23,566 and $26,547........................                         196,531                       191,334
Investment in affiliates......................                          11,014                        10,336
Other assets..................................                          10,486                        13,926
                                                                     ---------                     ---------
         Total Assets.........................                       $ 482,437                     $ 470,050
                                                                     =========                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt..........                       $   2,051                     $   1,840
   Accounts payable...........................                          20,800                        23,005
   Accrued liabilities........................                          30,453                        23,167
                                                                     ---------                     ---------
         Total current liabilities............                          53,304                        48,012

Other Liabilities.............................                           8,603                        11,041
Long-Term Debt, Net of Current Portion........                         119,555                        86,599
4 7/8% Convertible Subordinated Notes.........                         100,000                       100,000

Stockholders' Equity:
   Common stock...............................             192                             198
   Additional paid-in capital.................         312,860                         329,111
   Accumulated deficit........................         (70,617)                        (55,399)
   Accumulated other comprehensive income.....          (4,662)                        (12,229)
   Unearned compensation - restricted stock...            (995)                         (1,569)
   Treasury stock.............................         (35,541)                        (35,452)
   Other......................................            (262)        200,975            (262)      224,398
                                                     ---------       ---------       ---------     ---------
         Total Liabilities and
           Stockholders' Equity...............                       $ 482,437                     $ 470,050
                                                                     =========                     =========

See accompanying notes to consolidated condensed financial statements.


                              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                               (Dollars in thousands, except per share data)
                                              (Unaudited)

                                                       For the Three Months            For the Six Months
                                                          Ended June 30,                 Ended June 30,
                                                      ----------------------         ---------------------
                                                        1998          1999             1998         1999
                                                      --------      --------         --------     --------

Net sales.......................................      $ 88,662      $ 109,709       $ 167,876     $ 214,542
Cost of sales...................................       (54,629)       (71,585)       (104,169)     (142,241)
                                                      --------      ---------       ---------     ---------
Gross profit....................................        34,033         38,124          63,707        72,301
Selling, general and administrative expenses....       (19,614)       (20,592)        (36,784)      (41,568)
                                                      --------      ---------       ---------     ---------
Operating income................................        14,419         17,532          26,923        30,733

Interest expense................................        (2,300)        (3,226)         (4,865)       (6,753)
Interest income.................................           137            138             314           237
Equity in net income (loss)
   of affiliated companies......................           851           (301)          1,435          (660)
                                                      --------      ---------       ---------     ---------
Income before income taxes and minority
   interest.....................................        13,107         14,143          23,807        23,557
Income tax provision............................        (4,981)        (4,949)         (9,047)       (8,339)

Minority interest in net income of subsidiaries.          (210)            --            (352)           --
                                                      --------      ---------       ---------     ---------

Net income......................................      $  7,916      $   9,194       $  14,408     $  15,218
                                                      ========      =========       =========     =========

Income per share - basic
      Net income................................      $    .44      $     .51       $     .81     $     .86
                                                      ========      =========       =========     =========
Weighted average number of shares
   outstanding - basic..........................        17,887         17,895          17,817        17,719
                                                      ========      =========       =========     =========

Income per share - diluted
      Net income................................      $    .41      $     .47       $     .76     $     .80
                                                      ========      =========       =========     =========
Weighted average number of shares
   outstanding - diluted........................        21,233         21,329          20,346        21,039
                                                      ========      =========       =========     =========


  See accompanying notes to consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Dollars in thousands)
                                        (Unaudited)

                                                                           For the Six Months
                                                                              Ended June 30,
                                                                        -------------------------
                                                                          1998             1999
                                                                        --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Net income..................................................        $   14,408          $  15,218
   Adjustments to reconcile net income to net cash
            provided by operations:
         Depreciation..........................................             6,806              9,635
         Amortization..........................................             3,686              4,398
         Minority interest.....................................               352                 --
         Undistributed earnings of affiliated companies........              (537)               660
         Changes in assets and liabilities:
            Receivables........................................            (5,424)            (7,103)
            Inventories........................................            (6,403)             4,457
            Accounts payable and accrued liabilities...........             4,363                  1
            Other..............................................             3,715             (2,589)
                                                                       ----------          ---------
Net cash provided by operations................................            20,966             24,677
                                                                       ----------          ---------

Investing Activities:
   Capital expenditures........................................            (8,511)            (8,623)
   Acquisition of businesses...................................            (1,000)              (800)
   Other.......................................................               302                136
                                                                       ----------          ---------
Net cash used in investing activities..........................            (9,209)            (9,287)
                                                                       ----------          ---------

Financing Activities:
   Long-term borrowings........................................           108,042             13,000
   Repayment of borrowings.....................................          (118,293)           (45,038)
   Exercise of stock options...................................             5,178             11,349
   Dividends paid to minority stockholders.....................              (750)                --
   Deferred debt issuance costs................................            (3,303)                --
   Other.......................................................              (396)                --
                                                                       ----------          ---------

Net cash used in financing activities..........................            (9,522)           (20,689)
                                                                       ----------          ---------

Effect of exchange rate changes on cash and cash equivalents                  (53)              (716)
                                                                       ----------          ---------

Cash and Cash Equivalents:
   Net change during the period................................             2,182             (6,015)
   Balance, beginning of period................................             8,642             13,754
                                                                       ----------          ---------
   Balance, end of period......................................        $   10,824          $   7,739
                                                                       ==========          =========


See accompanying notes to consolidated condensed financial statements.


                      OAK INDUSTRIES INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. The consolidated condensed financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its consolidated subsidiaries as of December 31, 1998 and June 30, 1999, and the results of their operations and cash flows for the three and six month periods ending June 30, 1998 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. The Company paid interest on debt for the three months ended June 30, 1998 and 1999 in the amounts of $0.7 million and $1.9 million, respectively, and for the six months ended June 30, 1998 and 1999 in the amounts of $3.0 million and $6.2 million, respectively. Income taxes paid during the three months ended June 30, 1998 and 1999 were $5.8 million and $3.9 million, respectively, and the six months ended June 30, 1998 and 1999 were $6.9 million and $8.0 million, respectively.

3. The following represents a reconciliation of the net income and weighted average number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):


                                                            For the Three Months      For the Six Months
                                                                Ended June 30,           Ended June 30,
                                                             1998         1999         1998         1999
                                                            ------       ------       ------       ------

BASIC
   Net income.....................................         $  7,916     $  9,194      $  14,408    $ 15,218
   Weighted average shares outstanding............           17,887       17,895         17,817      17,719
   Net income per share...........................         $    .44     $    .51      $     .81    $    .86
                                                           ========     ========      =========    ========
DILUTED
   Net income.....................................         $  7,916     $  9,194      $  14,408    $ 15,218
   Interest expense and amortization of deferred
      costs, net of tax, related to 4 7/8%
      convertible subordinated notes..............              807          846          1,127       1,679
                                                           --------     --------      ---------    --------
   Net income as adjusted.........................         $  8,723     $ 10,040      $  15,535    $ 16,897
   Weighted average shares:
      Outstanding.................................           17,887       17,895         17,817      17,719
      Incremental shares related to 4 7/8%
        convertible subordinated notes............            2,587        2,587          1,811       2,587
      Incremental shares related to other common
        stock equivalents.........................              759          847            718         733
                                                           --------     --------      ---------    --------
   Total shares outstanding, as adjusted..........           21,233       21,329         20,346      21,039
   Net income per share...........................         $    .41     $    .47      $     .76    $    .80
                                                           ========     ========      =========    ========


4. Certain items in the 1998 financial statements have been reclassified to conform with 1999 presentation.

5. The Company's total comprehensive income was $7.8 million and $7.2 million for the three months ended June 30, 1998 and 1999, respectively. Total comprehensive income was $14.2 million and $7.7 million for the six months ended June 30, 1998 and 1999, respectively. The difference between comprehensive income and net income is due to the inclusion of foreign currency translation adjustments and unrealized gains on available-for-sale securities in comprehensive income. For the three months ended June 30, 1998 and 1999, foreign currency translation adjustments were losses of $0.09 million and $2.0 million, respectively. Foreign currency translation adjustments were losses of $0.26 million and $7.5 million for the six months ended June 30, 1998 and 1999, respectively. There were unrealized gains on available-for-sale securities of $0.01 million and $0.09 million for the three and six months ended June 30, 1998, respectively. There were no unrealized gains on available-for-sale securities for the three and six months ended June 30, 1999.

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):



                                        CABLE      FREQUENCY
                                      BROADBAND     CONTROL    FIBER-OPTIC      CONTROLS
                                       PRODUCTS     PRODUCTS     PRODUCTS       PRODUCTS       TOTAL
                                      ---------    ---------   -----------      --------       -----

QUARTER ENDED JUNE 30, 1999
Sales..............................   $ 38,975     $  25,388     $ 17,472       $ 27,874     $ 109,709
Operating income...................     12,193           150        4,242          3,475        20,060
Equity in net loss of
   affiliated companies............         --            --         (301)            --          (301)
Minority interest in income before
   income taxes of subsidiaries....         --            --           --             --            --
Segment income.....................     12,193           150        3,941          3,475        19,759

QUARTER ENDED JUNE 30, 1998
Sales..............................     32,110        16,556       14,148         25,848        88,662
Operating income...................      8,765         2,425        3,496          3,217        17,903
Equity in net income of
   affiliated companies (1)........         --           280          571             --           851
Minority interest in income before
   income taxes of subsidiaries....       (354)           --           --             --          (354)
Segment income.....................      8,411         2,705        4,067          3,217        18,400


(1) Includes gain on sale of an equity investment in the Frequency Control Products Segment.



The following is a reconciliation of combined segment income to consolidated income before income taxes and minority interest:

                                                               For the Three Months
                                                                   Ended June 30,
                                                               ----------------------
                                                                 1998          1999
                                                               --------      --------

  Total income for reportable segments....................     $  18,400     $  19,759
  Corporate...............................................        (3,484)       (2,528)
  Interest expense........................................        (2,300)       (3,226)
  Interest income.........................................           137           138
  Minority interest in income before income taxes
        of subsidiaries...................................           354            --
                                                               ---------     ---------
  Income before income taxes and minority interest........     $  13,107     $  14,143
                                                               =========     =========




                                        CABLE      FREQUENCY
                                      BROADBAND     CONTROL    FIBER-OPTIC      CONTROLS
                                       PRODUCTS     PRODUCTS     PRODUCTS       PRODUCTS       TOTAL
                                      ---------    ---------   -----------      --------       -----

SIX MONTHS ENDED JUNE 30, 1999
Sales..............................   $ 73,651     $  51,382     $ 34,975       $ 54,534     $ 214,542
Operating income (loss)............     22,203        (1,235)       7,863          6,123        34,954
Equity in net loss of
   affiliated companies............         --            --         (660)            --          (660)
Minority interest in income before
   income taxes of subsidiaries....         --            --           --             --            --
Segment income.....................     22,203        (1,235)       7,203          6,123        34,294

SIX MONTHS ENDED JUNE 30, 1998
Sales..............................     57,677        33,674       27,256         49,269       167,876
Operating income...................     14,886         5,074        5,791          5,746        31,497
Equity in net income of
   affiliated companies (1)........         --           650          794             --         1,444
Minority interest in income before
   income taxes of subsidiaries....       (606)           --           --             --          (606)
Segment income.....................     14,280         5,724        6,585          5,746        32,335


(1) Includes gain on sale of an equity investment in the Frequency Control Products Segment.



The following is a reconciliation of combined segment income to consolidated income before income taxes and minority interest:


                                                                 For the Six Months
                                                                   Ended June 30,
                                                               ----------------------
                                                                 1998          1999
                                                               --------      --------

  Total income for reportable segments....................     $  32,335     $  34,294
  Corporate...............................................        (4,574)       (4,221)
  Interest expense........................................        (4,865)       (6,753)
  Interest income.........................................           314           237
  Equity in net loss of affiliated companies..............            (9)           --
  Minority interest in income before income taxes
       of subsidiaries....................................           606            --
                                                               ---------     ---------
 Income before income taxes and minority interest.........     $  23,807     $  23,557
                                                               =========     =========


7. During the second quarter of 1999, the Company announced that it had initiated discussions with investment bankers and other advisors about the possible initial public offering ("IPO") of a minority interest in its wholly-owned subsidiary, Lasertron, Inc. ("Lasertron"). The Company has submitted to the Internal Revenue Service ("IRS") a request for a ruling on the tax-free status of a distribution of the Company's stock in Lasertron following an IPO of a minority interest in Lasertron. An IPO and spinoff would be subject to a determination to proceed on the part of the Company's Board of Directors. Any determination by the Company's Board of Directors with respect to transactions or activities in the public markets, including, but not limited to an initial public offering, is dependent on, and subject to, among other things, market conditions; business conditions such as demand for products and access to raw materials; general economic conditions; and other factors external to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER RESULTS OF OPERATIONS
------------------------------------

Summary

   Net sales increased 24% to $109.7 million in the second quarter of 1999 from $88.7 million in the second quarter of 1998. Each of the Company's business segments significantly increased sales in the second quarter of 1999 compared to the second quarter of 1998. Net income increased to $9.2 million in the second quarter of 1999 from $7.9 million in the second quarter of 1998 due in large part to the growth in sales.

Sales

   Sales by the Frequency Control Products Segment for the second quarter of 1999 increased 53% over sales in the second quarter of 1998 primarily as the result of the addition of sales by Tele Quarz GmbH ("Tele Quarz"), which was acquired during the fourth quarter of 1998. The Cable Broadband Products Segment increased its sales for the second quarter of 1999 by 21% over sales for the second quarter of 1998 mainly as a result of strong demand from domestic CATV customers. Sales of new products also contributed to the growth in sales by the Cable Broadband Products Segment. Sales by the Fiber-Optic Products Segment during the second quarter of 1999 grew by 23% compared to the comparable period in the prior year primarily due to increased sales of 980 nm pump products, including the sales of significantly higher volumes of 980 nm pump products with optical power greater than 150 mW. Sales of high performance DFB lasers and detector/receiver products also contributed to fiber-optic products sales growth by the Fiber-Optic Products Segment during the second quarter of 1999. The Controls Products Segment's sales during the second quarter of 1999 increased by 8% compared to the sales levels achieved during the second quarter of 1998. Within the Controls Products Segment, sales of both gas range components and switch and encoder products increased.

Gross Profit

   The gross profit margin for the second quarter of 1999 was 34.8% compared to 38.4% during the second quarter of 1998. The decrease in gross profit margin was mainly the result of reduced gross profit margin in the Frequency Control Products Segment. The reduced margin in the Frequency Control Products Segment was caused primarily by the inclusion of the results of Tele Quarz, which sells products with gross margins lower than the gross profit margin for the products sold by the Frequency Control Products Segment during the second quarter of 1998.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $20.6 million during the second quarter of 1999 compared to $19.6 million of such expenses during the second quarter of 1998 mainly as a result of the inclusion of Tele Quarz's expenses. Selling, general and administrative expenses declined as a percentage of sales to 18.8% in the second quarter of 1999 compared to 22.1% in the second quarter of 1998.

Interest Expense

   Interest expense increased to $3.2 million during the second quarter of 1999 from $2.3 million during the second quarter of 1998. The increase resulted primarily from incremental borrowings related to the acquisition of Tele Quarz.

Income Taxes

   The effective income tax rate for financial reporting purposes for the second quarter of 1999 was 35.0%. The tax rate for the comparable prior year period was 38.0%. The lower effective tax rate during the second quarter of 1999 resulted primarily from tax savings related to the financing structure of the Tele Quarz acquisition.

Equity in Net Income (Loss) of Affiliated Companies

   Equity in net loss of affiliated companies was $0.3 million for the second quarter of 1999 compared to equity in net income of $0.9 million in the comparable prior year period. During the second quarter of 1999, the Company reported a loss of $0.3 million from its interest in Wuhan Telecommunication Devices Co. ("WTD"), its Chinese joint venture, compared to income of $0.6 million during the second quarter of 1998. The loss resulted from significantly reduced sales volume at WTD in 1999.

Minority Interest in Net Income of Subsidiaries

   There was no Minority Interest in Net Income of Subsidiaries during the second quarter of 1999 as a result of the Company's purchase, on October 30, 1998, of the remaining 3.75% of Gilbert Engineering Co., Inc. ("Gilbert") held by certain minority shareholders. During the second quarter of 1998, Minority Interest in Net Income of Subsidiaries was $0.2 million.

SIX MONTHS RESULTS OF OPERATIONS
--------------------------------

Summary

   Net sales increased 28% to $214.5 million in the first six months of 1999 from $167.9 million in the first six months of 1998. Each of the Company's business segments significantly increased sales in the first six months of 1999 compared to the comparable period in 1998. Net income increased to $15.2 million in the first six months of 1999 from $14.4 million in the first six months of 1998 primarily due to the growth in sales.

Sales

   Sales by the Frequency Control Products Segment for the first six months of 1999 increased 53% over sales in the first six months of 1998 primarily as the result of the addition of sales by Tele Quarz, which was acquired during the fourth quarter of 1998. The Cable Broadband Products Segment increased its sales for the first six months of 1999 by 28% over sales for the first six months of 1998 mainly as a result of strong demand from domestic CATV customers. The successful introduction of new products and increased international sales also contributed to the growth in sales by the Cable Broadband Products Segment. Sales by the Fiber-Optic Products Segment during the first six months of 1999 grew by 28% compared to the comparable period in the prior year primarily as the result of increased sales of 980 nm pump products. The Controls Products Segment's sales during the first six months of 1999 increased by 11% compared to the sales levels achieved during the first six months of 1998. Within the Controls Products Segment, sales of both gas range components and switch and encoder products increased as the result of market share gains and the introduction of new products.

Gross Profit

   The gross profit margin for the first six months of 1999 was 33.7% compared to 37.9% during the first six months of 1998. The decrease in gross profit margin was mainly the result of reduced gross profit margin in the Frequency Control Products Segment. The reduced margin in the Frequency Control Products Segment was caused primarily by increased costs associated with the reorganization of the segment's North American operations during the first quarter of 1999 and by the inclusion of the results of Tele Quarz, which sells products with gross margins lower than the gross profit margin for the products sold by the Frequency Control Products Segment during the first six months of 1998.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $41.6 million during the first six months of 1999 compared to $36.8 million of such expenses during the first six months of 1998. The increase in selling, general and administrative expenses was mainly the result of the inclusion of Tele Quarz's expenses. Selling, general and administrative expenses decreased as a percentage of sales to 19.4% for the first six months of 1999 compared to 21.9% during the first six months of 1998.

Interest Expense

   Interest expense increased to $6.8 million during the first six months of 1999 from $4.9 million during the first six months of 1998. The increase resulted from incremental borrowings as a result of the acquisition of Tele Quarz in the fourth quarter of 1998.

Income Taxes

   The effective income tax rate for financial reporting purposes for the first six months of 1999 was 35.4%. The tax rate for the comparable prior year period was 38.0%. The lower effective tax rate in 1999 is due primarily to tax savings related to the financing structure of the Tele Quarz acquisition.

Equity in Net Income (Loss) of Affiliated Companies

   Equity in net loss of affiliated companies was $0.7 million for the first six months of 1999 compared to equity in net income of $1.4 million in the comparable prior year period. Equity in net income of affiliated companies in 1998 included a $0.8 million gain from the Company's sale to its partner of its 50% interest in a joint venture that manufactured quartz crystal blanks in Venezuela. During the first six months of 1999, the Company reported a loss of $0.7 million from its interest in WTD, its Chinese joint venture, compared to income of $0.9 million during the first six months of 1998. The loss resulted from significantly reduced sales volume at WTD in 1999.

Minority Interest in Net Income of Subsidiaries

   There was no Minority Interest in Net Income of Subsidiaries during the first six months of 1999 as a result of the Company's purchase, on October 30, 1998, of the remaining 3.75% of Gilbert held by certain minority shareholders. During the first six months of 1998, Minority Interest in Net Income of Subsidiaries was $0.4 million.

Recent Developments

   On August 11, 1999, the Company announced that one of the largest customers of the Fiber-Optic Products Segment recently stopped taking 980 nm pumps from consignment inventory for one of that customer's major programs, and that it is unclear when the customer will need additional pumps for that program. The Company presently does not expect any significant volume of sales of high-power pumps by the Fiber-Optic Products Segment into that program during the third quarter. Sales of such pumps during the first and second quarters of 1999 averaged over $6.5 million per quarter. The Company continues to work with the customer in determining when it will require pumps for the program. In addition, it intends to expand its sales of pumps to other customers, and to increase its sales of DFB lasers and other new products.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Net cash provided by operations for the first six months of 1999 was $24.7 million compared to $21.0 million for the first six months of 1998. This increase was due in large part to increases in operating income before depreciation and amortization expenses.

   Capital expenditures for the first six months of 1999 were $8.6 million compared to $8.5 million for the first six months of 1998. Capital expenditures during the first six months of 1999 were mainly for equipment for capacity expansion and new product introductions.

   The Company paid $0.8 million in expenses related to the acquisition of Tele Quarz during the first six months of 1999.

   During the first six months of 1999, the Company made net repayments under its $300 million unsecured revolving credit facility (the "Facility") of $27 million, and as of June 30, 1999, the Company had outstanding loans of $82.0 million under the Facility.

   Interest payments related to the Facility and the 4 7/8% Convertible Subordinated Notes totaled $3.4 million and $2.4 million, respectively, during the first six months of 1999.

   The Board of Directors has authorized a plan to repurchase up to $75.0 million of the Company's common stock on the open market. In August 1999, the Company repurchased 798,500 shares of its common stock under the stock repurchase plan at a total cost of $23.6 million. Through August 13, 1999, the Company has expended $58.7 million under the stock repurchase plan.

   The Company believes that its existing cash balances, the funds generated by its operations and its revolving credit facility will be sufficient to fund the Company's ongoing operations for the foreseeable future.

IMPACT OF THE EURO CURRENCY
--------------------------

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

   Based on the foregoing assessments and ongoing reassessments during the first six months of 1999, the Company believes that Year 2000 issues at its operating facilities should not have a material impact on its financial or operating performance. However, pending completion of all necessary corrective actions, it is not possible for the Company to determine the extent of any difficulty it might experience at its operating facilities as a result of Year 2000 issues. Such problems, or similar problems at the Company's customers or suppliers, could temporarily affect the Company's performance adversely.

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

   For existing systems that are to be revised to be brought into compliance, Year 2000 program plans are in place and the majority of the work has been completed. All remaining work is expected to be completed by the end of the third quarter of 1999. There is no significant incremental cost to these efforts because the majority of the work is being performed by internal management information systems personnel. These expenses are reported as selling, general and administrative expenses as incurred.

   At operating facilities where an existing system is being replaced with a new system, program plans have been or will be established to ensure the new systems are operational during the third quarter of 1999. These upgrades are necessary investments for the operating facilities to keep pace with technology and to enhance operational performance, in addition to being required to ensure Year 2000 compliance.

   The Company has focused the required resources on this area and anticipates that all systems will be compliant by the end of the third quarter of 1999. Approximately $3.8 million in capital investment has been made to date for these systems improvements. The Company has planned an additional $0.7 million to $1.7 million in capital expenditures for upgrades still to be completed.

Corporate-Wide Systems:

   The Company's corporate-wide electronic mail system and the corporate financial reporting system are being upgraded to improve operational performance. The upgraded systems will be Year 2000 compliant. These upgrades are substantially complete; the remaining conversion activities will be completed by October, 1999. The total cost for these upgrades is approximately $1.2 million, including capitalized amounts and selling, general and administrative expenses.

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

YEAR 2000 COMPLIANCE OF SUPPLIERS AND CUSTOMERS

   The Company has surveyed selected suppliers, customers and service providers that are material to the Company's business to ensure they are Year 2000 compliant, and is currently reviewing its contingency planning. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 compliant. In the event that certain suppliers indicate that they will not be Year 2000 compliant, and this non-compliance is expected to result in failure to meet the Company's requirements, the Company will seek alternative suppliers. However, such failures could temporarily affect the Company's operations.

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

RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS
------------------------------------------

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and for Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from the changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. This statement is required to be adopted by the Company in the first quarter of 2001. The Company is assessing the impact of SFAS No. 133 on its financial position and results of operations.

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

FOREIGN EXCHANGE

   During the first six months of 1999, less than 20% of the Company's business was transacted in currencies other than the U.S. dollar. From time to time, the Company enters into forward exchange contracts as a hedge against the foreign currency exchange risk on transactions denominated in foreign currencies. The Company has not entered into forward exchange contracts for speculative or trading purposes. The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates. As of June 30, 1999, the analysis demonstrated that such market movements would not have had a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from this analysis, however, based on changes in the timing and amount of foreign currency rate movements and the Company's actual exposures. The Company believes that its exposure to foreign currency exchange rate risk at June 30, 1999 was not material. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties."

INTEREST RATES

   As of June 30, 1999, the Company had outstanding borrowings that were subject to a floating interest rate. The Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations on a portion of these borrowings. These swap agreements provide for the exchange of floating rate for fixed interest payments periodically over the life of the agreements without any change to the underlying notional amounts.

   The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in the floating interest rate on the borrowings described above. As of June 30, 1999, the analysis demonstrated that such movement would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate movements and the Company's actual exposures. The Company believes that it has minimal exposure to interest rate risk. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties."


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2.   CHANGES IN SECURITIES

   On June 23, 1999, the Company released a total of 449 shares of its common stock from its Supplemental Retirement Income Plan ("SRIP") to a departing employee. These shares represented vested matching contributions made by the Company to the former employee's SRIP account. The transaction was effected pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations thereunder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   On April 23, 1999 the Company held its Annual Meeting of Stockholders, at which each of William S. Antle III, Beth L. Bronner, Daniel W. Derbes, Roderick M. Hills, Gilbert E. Matthews and Elliot L. Richardson were re-elected as directors for an additional term to expire at the Company's next Annual Meeting of Stockholders. The directors were re-elected with the following votes: Mr. Antle, 14,956,440 votes cast for and 52,514 votes withholding authority; Ms. Bronner, 14,958,651 votes cast for and 50,303 votes withholding authority; Mr. Derbes, 14,958,953 votes cast for and 50,001 votes withholding authority; Mr. Hills, 14,959,499 votes cast for and 49,455 votes withholding authority; Mr. Matthews, 14,958,549 votes cast for and 50,405 votes withholding authority; and Mr. Richardson, 14,956,012 votes cast for and 52,942 votes withholding authority.

ITEM 5.   OTHER INFORMATION

   Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibit Index
          (10) 1999 Lasertron Restricted Stock and Option Plan, filed herewith.

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

                                          OAK INDUSTRIES INC.


Date:  August 16, 1999                    /s/ Coleman S. Hicks
                                              Coleman S. Hicks
                                              Senior Vice President and
                                              Chief Financial Officer