Form 10-Q
period 1999-09-30
OAK INDUSTRIES INC
filed 1999-11-12
CIK 73568

===========================================================================
                               UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ------------------
                                   FORM 10-Q
                              ------------------


                     For Quarter Ended September 30, 1999

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

As of November 9, 1999, the Company had outstanding 17,281,515 shares of Common Stock, $0.01 par value per share.

===========================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  CONSOLIDATED CONDENSED BALANCE SHEET
                                         (Dollars in thousands)
                                              (Unaudited)



                                                    December 31, 1998            September 30, 1999
                                                  ---------------------        ---------------------
ASSETS
Current assets:
   Cash and cash equivalents..................                  $  13,754                     $   8,177
   Receivables, less reserves.................                     59,968                        68,330
   Inventories:
      Raw materials...........................         28,225                     26,364
      Work in process.........................         33,699                     36,864
      Finished goods..........................         15,397      77,321         10,015         73,243
                                                     --------                   --------
   Deferred income taxes......................                     11,491                        10,834
   Other current assets.......................                      2,902                         3,188
                                                                ---------                     ---------
         Total current assets.................                    165,436                       163,772
Plant and equipment, at cost..................        199,027                    209,697
Less - accumulated depreciation...............       (100,057)     98,970       (113,557)        96,140
                                                     --------                   --------
Goodwill and other intangible assets, less
   accumulated amortization of
   $23,566 and $28,363........................                    196,531                       189,813
Investment in affiliates......................                     11,014                        10,173
Other assets..................................                     10,486                        14,868
                                                                ---------                     ---------
         Total Assets.........................                  $ 482,437                     $ 474,766
                                                                =========                     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt..........                  $   2,051                     $   1,897
   Accounts payable...........................                     20,800                        23,782
   Accrued liabilities........................                     30,453                        25,669
                                                                ---------                     ---------
         Total current liabilities............                     53,304                        51,348

Other Liabilities.............................                      8,603                        10,664
Long-Term Debt, Net of Current Portion........                    119,555                       108,210
4 7/8% Convertible Subordinated Notes.........                    100,000                       100,000

Stockholders' Equity:
   Common stock...............................            192                        198
   Additional paid-in capital.................        312,860                    330,095
   Accumulated deficit........................        (70,617)                   (46,837)
   Accumulated other comprehensive income.....         (4,662)                   (11,674)
   Unearned compensation - restricted stock...           (995)                    (1,285)
   Treasury stock.............................        (35,541)                   (65,691)
   Other......................................           (262)    200,975           (262)       204,544
                                                     --------   ---------       --------      ---------
         Total Liabilities and
             Stockholders' Equity.............                  $ 482,437                     $ 474,766
                                                                =========                     =========

See accompanying notes to consolidated condensed financial statements.

                              CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                               (Dollars in thousands, except per share data)
                                              (Unaudited)

                                                       For the Three Months            For the Nine Months
                                                        Ended September 30,            Ended September 30,
                                                      ----------------------         ---------------------
                                                        1998          1999             1998         1999
                                                      --------      --------         --------     --------

Net sales.......................................      $ 81,627      $ 108,690       $ 249,503     $ 323,232
Cost of sales...................................       (51,455)       (70,333)       (155,624)     (212,574)
                                                      --------      ---------       ---------     ---------
Gross profit....................................        30,172         38,357          93,879       110,658
Selling, general and administrative expenses....       (16,551)       (21,924)        (53,335)      (63,492)
                                                      --------      ---------       ---------     ---------
Operating income................................        13,621         16,433          40,544        47,166

Interest expense................................        (2,219)        (3,252)         (7,084)      (10,005)
Interest income.................................           553            156             867           393
Equity in net income (loss)
   of affiliated companies......................           385           (164)          1,820          (824)
                                                      --------      ---------       ---------     ---------
Income before income taxes and minority
   interest.....................................        12,340         13,173          36,147        36,730
Income tax provision............................        (4,689)        (4,611)        (13,736)      (12,950)

Minority interest in net income of subsidiaries.          (247)            --            (599)           --
                                                      --------      ---------       ---------     ---------

Net income......................................      $  7,404      $   8,562       $  21,812     $  23,780
                                                      ========      =========       =========     =========

Income per share - basic
      Net income................................      $    .41      $     .49       $    1.22     $    1.35
                                                      ========      =========       =========     =========

Weighted average number of shares
   outstanding - basic..........................        17,973         17,571          17,870        17,669
                                                      ========      =========       =========     =========

Income per share - diluted
      Net income................................      $    .39      $     .45       $    1.15     $    1.26
                                                      ========      =========       =========     =========

Weighted average number of shares
   outstanding - diluted.......................         21,251         20,868          20,625        20,946
                                                      ========      =========       =========     =========


See accompanying notes to consolidated condensed financial statements.

                     CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (Dollars in thousands)
                                        (Unaudited)

                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                        -------------------------
                                                                          1998             1999
                                                                        --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM:

Operating Activities:
   Net income..................................................        $   21,812          $  23,780
   Adjustments to reconcile net income to net cash
            provided by operations:
         Depreciation..........................................            10,347             14,501
         Amortization..........................................             5,557              6,596
         Minority interest.....................................               599                 --
         Gain on the sale of securities........................              (356)                --
         Undistributed earnings of affiliated companies........              (923)               824
         Changes in assets and liabilities:
            Receivables........................................            (4,226)            (9,099)
            Inventories........................................           (10,184)             2,848
            Accounts payable and accrued liabilities...........             5,096              3,711
            Other..............................................             3,180             (3,269)
                                                                       ----------          ---------
Net cash provided by operations................................            30,902             39,892
                                                                       ----------          ---------

Investing Activities:
   Capital expenditures........................................          (12,147)            (15,545)
   Acquisition of businesses...................................           (1,000)               (800)
   Other.......................................................              319                 441
                                                                       ---------           ---------
Net cash used in investing activities..........................          (12,828)            (15,904)
                                                                       ---------           ---------

Financing Activities:
   Long-term borrowings........................................          118,234              44,000
   Repayment of borrowings.....................................         (123,365)            (54,538)
   Stock repurchases...........................................          (13,808)            (30,239)
   Exercise of stock options...................................            6,104              12,015
   Dividends paid to minority stockholders.....................             (856)                 --
   Deferred debt issuance costs................................           (3,342)                 --
   Other.......................................................             (396)                 --
                                                                       ---------           ---------

Net cash used in financing activities..........................          (17,429)            (28,762)
                                                                       ---------           ---------

Effect of exchange rate changes on cash and cash equivalents...              144                (803)
                                                                       ---------           ---------

Cash and Cash Equivalents:
   Net change during the period................................              789              (5,577)
   Balance, beginning of period................................            8,642              13,754
                                                                       ---------           ---------
   Balance, end of period......................................        $   9,431           $   8,177
                                                                       =========           =========


See accompanying notes to consolidated condensed financial statements.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The consolidated condensed financial statements have been prepared by Oak Industries Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in this report are adequate to make the information presented not misleading. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company and its consolidated subsidiaries as of December 31, 1998 and September 30, 1999, the results of their operations for the three and nine month periods ending September 30, 1998 and 1999 and changes in cash flows for the nine month periods ending September 30, 1998 and 1999 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2. The Company paid interest on debt for the three months ended September 30, 1998 and 1999 in the amounts of $3.2 million and $3.9 million, respectively, and for the nine months ended September 30, 1998 and 1999 in the amounts of $6.2 million and $10.1 million, respectively. Income taxes paid during the three months ended September 30, 1998 and 1999 were $1.7 million and $3.1 million, respectively, and during the nine months ended September 30, 1998 and 1999 were $8.6 million and $11.1 million, respectively.

3. The following represents a reconciliation of the net income and weighted average number of shares used in the basic and diluted earnings per share computations (in thousands, except per share data):



                                                            For the Three Months      For the Nine Months
                                                             Ended September 30,      Ended September 30,
                                                             1998         1999         1998         1999
                                                            ------       ------       ------       ------

BASIC
   Net income.....................................         $  7,404     $  8,562      $  21,812    $ 23,780
   Weighted average shares outstanding............           17,973       17,571         17,870      17,669
   Net income per share...........................         $    .41     $    .49      $    1.22    $   1.35
                                                           ========     ========      =========    ========
DILUTED
   Net income.....................................         $  7,404     $  8,562      $  21,812    $ 23,780
   Interest expense and amortization of deferred
      costs, net of tax, related to 4 7/8%
      convertible subordinated notes..............              807          846          1,934       2,525
                                                           --------     --------      ---------    --------
   Net income as adjusted.........................         $  8,211     $  9,408      $  23,746    $ 26,305
   Weighted average shares:
      Outstanding.................................           17,973       17,571         17,870      17,669
      Incremental shares related to 4 7/8%
         convertible subordinated notes...........            2,587        2,587          2,070       2,587
      Incremental shares related to other common
         stock equivalents........................              691          710            685         690
                                                           --------     --------      ---------    --------
   Total shares outstanding, as adjusted..........           21,251       20,868         20,625      20,946
   Net income per share...........................         $    .39     $    .45      $    1.15    $   1.26
                                                           ========     ========      =========    ========


4. Certain items in the 1998 financial statements have been reclassified to conform with 1999 presentation.

5. The Company's total comprehensive income was $8.0 million and $9.2 million for the three months ended September 30, 1998 and 1999, respectively. Total comprehensive income was $22.1 million and $16.8 million for the nine months ended September 30, 1998 and 1999, respectively. The difference between comprehensive income and net income is due to the inclusion of foreign currency translation adjustments and unrealized gains on available-for-sale securities in comprehensive income. Foreign currency translation adjustments were gains of $0.6 million for both the three month periods ended September 30, 1998 and 1999. Foreign currency translation adjustments were a gain of $0.3 million and a loss of $7.0 million for the nine months ended September 30, 1998 and 1999, respectively. There were no unrealized gains on available-for-sale securities for the three and nine months ended September 30, 1998 and 1999.

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table (dollars in thousands):



                                        CABLE      FREQUENCY
                                      BROADBAND     CONTROL    FIBER-OPTIC      CONTROLS
                                       PRODUCTS     PRODUCTS     PRODUCTS       PRODUCTS       TOTAL
                                      ---------    ---------   -----------      --------       -----

THREE MONTHS ENDED SEPTEMBER 30, 1999

Sales..............................   $ 46,024     $  24,696     $ 13,499       $ 24,471     $ 108,690
Operating income...................     14,492           204        2,222          2,726        19,644
Equity in net loss of
   affiliated companies............         --            --         (164)            --          (164)
Minority interest in income before
   income taxes of subsidiaries....         --            --           --             --            --
Segment income.....................     14,492           204        2,058          2,726        19,480

THREE MONTHS ENDED SEPTEMBER 30, 1998

Sales..............................     33,306        16,257       10,235         21,829        81,627
Operating income...................     10,462         2,232          504          1,653        14,851
Equity in net income of
   affiliated companies ...........        --             (1)         387             --           386
Minority interest in income before
   income taxes of subsidiaries....       (413)           --           --             --          (413)
Segment income.....................     10,049         2,231          891          1,653        14,824





                                        CABLE      FREQUENCY
                                      BROADBAND     CONTROL    FIBER-OPTIC      CONTROLS
                                       PRODUCTS     PRODUCTS     PRODUCTS       PRODUCTS       TOTAL
                                      ---------    ---------   -----------      --------       -----

NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales..............................   $ 119,675    $  76,078     $ 48,474       $ 79,005     $ 323,232
Operating income ..................      36,695       (1,031)      10,085          8,849        54,598
Equity in net loss of
   affiliated companies............          --           --         (824)            --          (824)
Minority interest in income before
   income taxes of subsidiaries....          --           --           --             --            --
Segment income.....................      36,695       (1,031)       9,261          8,849        53,774

NINE MONTHS ENDED SEPTEMBER 30, 1998

Sales..............................      90,983       49,931       37,491         71,098       249,503
Operating income...................      25,348        7,306        6,295          7,399        46,348
Equity in net income of
   affiliated companies (1)........          --          649        1,181             --         1,830
Minority interest in income before
   income taxes of subsidiaries....      (1,019)          --           --             --        (1,019)
Segment income.....................      24,329        7,955        7,476          7,399        47,159


(1) Includes gain on sale of an equity investment in the Frequency Control Products Segment.


     The following is a reconciliation of combined segment income to consolidated income before income taxes and minority interest:

                                                     For the Three Months           For the Nine Months
                                                      Ended September 30,           Ended September 30,
                                                    ----------------------         ----------------------
                                                      1998          1999             1998          1999
                                                    --------      --------         --------      --------

  Total income for reportable segments.........    $  14,824     $  19,480        $  47,159     $  53,774
  Corporate....................................       (1,230)       (3,211)          (5,804)       (7,432)
  Interest expense.............................       (2,219)       (3,252)          (7,084)      (10,005)
  Interest income..............................          553           156              867           393
  Equity in net loss of affiliated companies...           (1)           --              (10)           --
  Minority interest in income before income
       taxes of subsidiaries...................          413            --            1,019            --
                                                   ---------     ---------        ---------     ---------
  Income before income taxes and minority
       interest................................    $  12,340     $  13,173        $  36,147     $  36,730
                                                   =========     =========        =========     =========


7. During the second quarter of 1999, the Company announced that it had initiated discussions with investment bankers and other advisors about the possible initial public offering ("IPO") of a minority interest in its wholly-owned subsidiary, Lasertron, Inc. ("Lasertron"). On October 8, 1999 the Company received notice from the Internal Revenue Service that a distribution of the Company's stock in Lasertron following an initial public offering of a minority interest in Lasertron would be a tax-free transaction, if the Company's Board of Directors determines to proceed with an IPO and later decides to carry out the spin-off as described in the Company's request for the ruling. Any determination by the Company's Board of Directors with respect to transactions or activities in the public markets, including, but not limited to an initial public offering, is dependent on, and subject to, among other things, market conditions; business conditions such as demand for products and access to raw materials; general economic conditions; and other factors external to the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER RESULTS OF OPERATIONS
-----------------------------------

Summary

   Net sales increased 33 percent to $108.7 million in the third quarter of 1999 from $81.6 million in the third quarter of 1998. Each of the Company's business segments significantly increased sales in the third quarter of 1999 compared to sales in the third quarter of 1998. Net income increased to $8.6 million in the third quarter of 1999 from $7.4 million in the third quarter of 1998, due in large part to the growth in sales.

Sales

   Sales by the Frequency Control Products Segment for the third quarter of 1999 increased 52 percent over sales in the third quarter of 1998, primarily as a result of the addition of sales by Tele Quarz GmbH and Co. KG ("Tele Quarz"), which the Company acquired during the fourth quarter of 1998. The Cable Broadband Products Segment increased its sales for the third quarter of 1999 by 38 percent over sales in the third quarter of 1998, mainly as a result of strong demand from domestic CATV customers. Sales of new products also contributed to the growth in sales by the Cable Broadband Products Segment. Sales by the Fiber-Optic Products Segment during the third quarter of 1999 grew by 32 percent compared to sales in the comparable period in the prior year. Increased sales of 980 nm pump products, high performance DFB lasers and detector/receiver products all contributed to the sales growth. During the third quarter of 1999, the Company sold only $0.6 million of 980 nm pumps to a key customer for a major program that had average sales of $6.5 million in the prior two quarters of 1999. The Controls Products Segment's sales during the third quarter of 1999 increased by 12 percent compared to sales during the third quarter of 1998. Within the Controls Products Segment, sales of both gas range components and switch and encoder products increased.

Gross Profit

   The gross profit margin for the third quarter of 1999 was 35.3 percent compared to 37.0 percent during the third quarter of 1998. The decrease in gross profit margin was mainly a result of reduced gross profit margin in the Frequency Control Products Segment. The reduced margin in the Frequency Control Products Segment resulted primarily from the inclusion of the results of Tele Quarz, which sells products at average gross profit margins lower than typical gross profit margins on other sales by the Frequency Control Products Segment.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $21.9 million during the third quarter of 1999 compared to $16.6 million of such expenses during the third quarter of 1998, mainly as a result of the inclusion of Tele Quarz's expenses. Selling, general and administrative expense as a percentage of sales was 20.2 percent in the third quarter of 1999 compared to 20.3 percent in the third quarter of 1998.

Interest Expense

   Interest expense increased to $3.3 million during the third quarter of 1999 from $2.2 million during the third quarter of 1998. The increase resulted primarily from incremental borrowings related to the acquisition of Tele Quarz in the fourth quarter of 1998 and borrowings to repurchase shares of the Company's common stock in the third quarter of 1999.

Income Taxes

   The effective income tax rate for financial reporting purposes for the third quarter of 1999 was 35.0 percent. The effective tax rate for the comparable prior year period was 38.0 percent. The lower effective tax rate during the third quarter of 1999 resulted primarily from tax savings related to the financing structure of the Tele Quarz acquisition.

Equity in Net Income (Loss) of Affiliated Companies

   Equity in net loss of affiliated companies was $0.2 million for the third quarter of 1999 compared to equity in net income of $0.4 million in the comparable prior year period. The loss in the third quarter of 1999 resulted from reduced sales at Wuhan Telecommunication Devices Co. ("WTD"), the Company's joint venture in China.

Minority Interest in Net Income of Subsidiaries

   There was no Minority Interest in Net Income of Subsidiaries during the third quarter of 1999, as a result of the Company's purchase on October 30, 1998 of the remaining 3.75 percent of Gilbert Engineering Co., Inc. ("Gilbert") held by certain minority shareholders. During the third quarter of 1998, Minority Interest in Net Income of Subsidiaries was $0.2 million.

NINE MONTHS RESULTS OF OPERATIONS
---------------------------------

Summary

   Net sales increased 30 percent to $323.2 million in the first nine months of 1999 from $249.5 million in the first nine months of 1998. Each of the Company's business segments significantly increased sales in the first nine months of 1999 compared to sales in the comparable period in 1998. Net income increased to $23.8 million in the first nine months of 1999 from $21.8 million in the first nine months of 1998, primarily due to the growth in sales.

Sales

   Sales by the Frequency Control Products Segment for the first nine months of 1999 increased 53 percent over sales in the first nine months of 1998, as a result of the addition of sales by Tele Quarz, which the Company acquired during the fourth quarter of 1998. The Cable Broadband Products Segment increased its sales for the first nine months of 1999 by 32 percent over sales for the first nine months of 1998, mainly as a result of strong demand from domestic CATV customers. The successful introduction of new products and increased international sales also contributed to the growth in sales by the Cable Broadband Products Segment. Sales by the Fiber-Optic Products Segment during the first nine months of 1999 grew by 29 percent compared to sales in the comparable period in the prior year, mainly as a result of increased sales of 980 nm pump products. The Controls Products Segment's sales during the first nine months of 1999 increased by 11 percent compared to sales during the first nine months of 1998. Within the Controls Products Segment, sales of both gas range components and switch and encoder products increased as the result of market share gains and the introduction of new products.

Gross Profit

   The gross profit margin for the first nine months of 1999 was 34.2 percent compared to 37.6 percent for the first nine months of 1998. The decrease in gross profit margin was mainly a result of reduced gross profit margin in the Frequency Control Products Segment. The reduced margin in the Frequency Control Products Segment was caused primarily by increased costs associated with the reorganization of the segment's North American operations during the first quarter of 1999 and by the inclusion of the results of Tele Quarz for the nine months ended September 30, 1999. Tele Quarz sells products at average gross profit margins lower than typical gross profit margins on other sales by the Frequency Control Products Segment.

Selling, General and Administrative Expenses

   Selling, general and administrative expenses increased to $63.5 million during the first nine months of 1999 compared to $53.3 million of such expenses during the first nine months of 1998. The increase in selling, general and administrative expenses was mainly the result of the inclusion of Tele Quarz's expenses. Selling, general and administrative expense as a percentage of sales decreased to 19.6 percent for the first nine months of 1999 compared to 21.4 percent during the first nine months of 1998.

Interest Expense

   Interest expense increased to $10.0 million during the first nine months of 1999 from $7.1 million during the first nine months of 1998. The increase resulted primarily from incremental borrowings as a result of the acquisition of Tele Quarz in the fourth quarter of 1998 as well as borrowings to repurchase shares of the Company's common stock in the third quarter of 1999.

Income Taxes

   The effective income tax rate for financial reporting purposes for the first nine months of 1999 was 35.3 percent. The effective tax rate for the comparable prior year period was 38.0 percent. The lower effective tax rate in 1999 resulted primarily from tax savings related to the financing structure of the Tele Quarz acquisition.

Equity in Net Income (Loss) of Affiliated Companies

   Equity in net loss of affiliated companies was $0.8 million for the first nine months of 1999 compared to equity in net income of $1.8 million for the comparable prior year period. Equity in net income of affiliated companies in 1998 included a $0.8 million gain from the Company's sale to its partner of its 50 percent interest in a joint venture that manufactured quartz crystal blanks in Venezuela. During the first nine months of 1999, the Company reported a loss of $0.8 million from its interest in WTD, its joint venture in China, compared to income of $1.2 million from its interest in WTD during the first nine months of 1998. The loss resulted from significantly reduced sales volume at WTD in 1999.

Minority Interest in Net Income of Subsidiaries

   There was no Minority Interest in Net Income of Subsidiaries during the first nine months of 1999, as a result of the Company's purchase on October 30, 1998 of the remaining 3.75 percent of Gilbert held by certain minority shareholders. During the first nine months of 1998, Minority Interest in Net Income of Subsidiaries was $0.6 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   Net cash provided by operations for the first nine months of 1999 was $39.9 million compared to $30.9 million for the first nine months of 1998. This increase was due in large part to increases in operating income before depreciation and amortization expenses.

   Capital expenditures in the first nine months of 1999 were $15.5 million compared to $12.1 million for capital expenditures in the first nine months of 1998. Capital expenditures during the first nine months of 1999 were mainly for equipment to expand manufacturing capacity and for new product introductions.

   The Company paid $0.8 million in expenses related to the acquisition of Tele Quarz during the first nine months of 1999.

   During the first nine months of 1999 the Company made net repayments under its $300 million unsecured revolving credit facility (the "Facility") of $5.0 million, and as of September 30, 1999, the Company had outstanding borrowings of $104.0 million under the Facility.

   Interest payments related to the Facility and the 4 7/8% Convertible Subordinated Notes totaled $4.8 million and $4.9 million, respectively, during the first nine months of 1999.

   The Board of Directors has authorized a plan for the Company to repurchase on the open market up to $75.0 million of its common stock. In the third quarter of 1999 the Company repurchased 1,019,400 shares of its common stock under the stock repurchase plan at a total cost of $30.2 million. Through September 30, 1999 the Company has expended a total of $65.4 million under the stock repurchase plan.

   The Company believes that its existing cash balances, the funds generated by its operations and its revolving credit facility will be sufficient to fund the Company's ongoing operations for the foreseeable future.

IMPACT OF THE EURO CURRENCY
---------------------------

   On January 1, 1999, the members of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency, the "Euro". As a result, the Euro now trades on currency exchanges and may be used for business transactions utilizing electronic fund transfer. Conversion to the Euro has the effect of eliminating exchange rate risk between member countries, as exchange rates for the currencies of those members are now fixed. Beginning in January 2002, new Euro-denominated currency will be issued, and legacy currency will be removed from circulation during the first six months of that year. The Company's subsidiaries that are affected by the Euro conversion have modified business processes to accommodate Euro-denominated transactions. Certain of the Company's operations expect to implement additional changes to improve the processing of Euro-denominated transactions. The anticipated future increase in Euro-denominated transactions is not expected to have a material impact on the Company's business or results of operations, and the Company believes that its foreign exchange risk in participating countries may be reduced as the legacy currencies are converted to the Euro.


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

   Based on the foregoing assessments and ongoing reassessments, the Company believes that Year 2000 issues at its operating facilities should not have a material impact on its financial or operating performance. Such problems, or similar problems at the Company's customers or suppliers, could temporarily affect the Company's performance adversely.

CORRECTIVE ACTION STATUS

Personal Computers and Local Area Networks:

   Each of the Company's domestic and foreign operating facilities uses personal computers and networking hardware and software. The external assessment completed during the second quarter of 1998 identified required upgrades and provided information on the steps necessary to upgrade hardware and software. Each operating facility has upgraded its hardware and software, where necessary, to ensure personal computers and local area networks are Year 2000 compliant. Many of the required upgrades would have been made to keep pace with technological improvements even were they not required for Year 2000 compliance, and had been provided for in each operating facility's annual budget for capital expenditures and selling, general and administrative expenses. All required upgrades have been completed. The estimated total cost for these upgrades was approximately $1.0 million. This figure includes amounts for capital equipment and amounts charged to selling, general and administrative expenses.

Business Systems:

   The term "Business Systems" includes the systems used in materials requirements planning, manufacturing and materials control, general ledger and other financial systems, order entry and customer activity tracking.

   For existing systems that were revised to be brought into compliance, Year 2000 upgrades have been substantially completed. Only one location requires additional upgrade work and this work will be completed by the end of November, 1999. There was no significant incremental cost to these efforts because the majority of the work was performed by internal management information systems personnel. These expenses are reported as selling, general and administrative expenses.

   At operating facilities where an existing system was being replaced with a new system, these new systems are operational. These upgrades were necessary investments for the operating facilities to keep pace with technology and to enhance operational performance, in addition to being required to ensure Year 2000 compliance. Approximately $5.2 million in capital investment has been made to date for these systems improvements.

Corporate-Wide Systems:

   The Company's corporate-wide electronic mail system and the corporate financial reporting system have been upgraded to improve operational performance. The upgraded systems are Year 2000 compliant. The total cost for these upgrades was approximately $1.2 million, including capitalized amounts and selling, general and administrative expenses.

Other:

   The Company has also completed certain corrective actions necessary to ensure other computer-dependent equipment is Year 2000 compliant. This equipment includes telephone systems and computer-controlled manufacturing equipment.

YEAR 2000 COMPLIANCE OF SUPPLIERS AND CUSTOMERS

   The Company has surveyed selected suppliers, customers and service providers that are material to the Company's business to ensure they are Year 2000 compliant. Based on the results of these surveys, the Company does not believe that Year 2000 related problems among its supplier base will have a material impact on its operations, although temporary disruptions may occur.

PRODUCTS

   The products produced by the Company do not include date references that could be affected by the Year 2000 issue, and therefore the Company does not believe there is a material risk of warranty claims related to the Year 2000 issue.

RISKS

   If certain of the Company's systems fail to be fully Year 2000 compliant, the most likely worst-case scenario would be a temporary disruption of operations while corrective action is taken. The Company believes the impact of such a temporary disruption would not be material.

CONTINGENCY PLANS

   The Company has not developed formal contingency plans to address the possibility that its corrective actions may not achieve Year 2000 compliance. As it continues to monitor the Year 2000 situation, the Company may develop contingency plans to address specific issues.

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

   The Company has completed an assessment of the impact of the Year 2000 on computers and software at its operating units. This assessment included a review of the Company's Year 2000 readiness by qualified independent consultants. The Company has identified a number of potential problems and has taken the corrective actions required. The Company believes that Year 2000 issues at its facilities should not have a material impact on its financial or operating performance. However, it is not possible for the Company to ascertain completely the extent of any difficulty it might experience at its facilities as a result of Year 2000 issues. Such problems, or similar problems at the Company's customers or suppliers, could temporarily affect the Company's performance adversely.

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

FOREIGN EXCHANGE

   During the first nine months of 1999, less than 20 percent of the Company's business was transacted in currencies other than the U.S. dollar. From time to time, the Company enters into forward exchange contracts as a hedge against the foreign currency exchange risk on transactions denominated in foreign currencies. The Company has not entered into forward exchange contracts for speculative or trading purposes. The Company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in foreign exchange rates. As of September 30, 1999, the analysis demonstrated that such market movements would not have had a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from this analysis, however, based on changes in the timing and amount of foreign currency rate movements and the Company's actual exposures. The Company believes that its exposure to foreign currency exchange rate risk at September 30, 1999 was not material. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties."

INTEREST RATES

   As of September 30, 1999, the Company had outstanding borrowings that were subject to a floating interest rate. The Company entered into interest rate swap agreements to manage its exposure to interest rate fluctuations on a portion of these borrowings. These swap agreements provide for the exchange of floating rate for fixed interest payments periodically over the life of the agreements without any change to the underlying notional amounts.

   The Company has performed a sensitivity analysis assuming a hypothetical 10 percent adverse movement in the floating interest rate on the borrowings described above. As of September 30, 1999, the analysis demonstrated that such movement would not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. Actual gains and losses in the future may differ materially from that analysis, however, based on changes in the timing and amount of interest rate movements and the Company's actual exposures. The Company believes that it has minimal exposure to interest rate risk. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Risks and Uncertainties."

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 2.   CHANGES IN SECURITIES

   On August 16, 1999, the Company released a total of 1,745 shares of its common stock from its Supplemental Retirement Income Plan ("SRIP") to a departing employee. These shares represented vested matching contributions made by the Company to the former employee's SRIP account. The transaction was effected pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended and the rules and regulations thereunder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   Not applicable

ITEM 5.   OTHER INFORMATION

   Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibit Index

          (3) Bylaws of Oak Industries Inc. as amended through October 27, 1999, filed herewith.

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

                                          OAK INDUSTRIES INC.


Date:  November 12, 1999                  /s/ Coleman S. Hicks
                                              Coleman S. Hicks
                                              Senior Vice President and
                                              Chief Financial Officer